Form 10-K
period 1993-12-31
CENTRAL POWER & LIGHT CO /TX/
filed 1994-03-21
CIK 18734

______________________________________________________________________________
______________________________________________________________________________

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1993

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 0-346
                               ________________

                        CENTRAL POWER AND LIGHT COMPANY
            (Exact name of registrant as specified in its charter)

            TEXAS                                          74-0550600
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                        Identification No.)

        539 North Carancahua Street, Corpus Christi, Texas  78401-2802
         (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code:  512/881-5300
                               ________________

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
     Title of each class                            on which registered
            None                                             None

          Securities registered pursuant to Section 12(g) of the Act:

                  Cumulative Preferred Stock, $100 Par Value
                               (Title of class)
                               ________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X    No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

 Number of shares of Common Stock outstanding at December 31, 1993:  6,755,535

               (None of such shares are held by nonaffiliates.)
_____________________________________________________________________________
_____________________________________________________________________________

                               TABLE OF CONTENTS
                                                                       Page

DEFINITIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

                                    PART I

ITEM  1.  BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . .   4

           REGULATION AND RATES . . . . . . . . . . . . . . . . . . .   4
           STP. . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
           OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . .   6
           OPERATING STATISTICS . . . . . . . . . . . . . . . . . . .   8
           CONSTRUCTION AND FINANCING . . . . . . . . . . . . . . . .   9
           FUEL SUPPLY  . . . . . . . . . . . . . . . . . . . . . . .   9
           ENVIRONMENTAL MATTERS  . . . . . . . . . . . . . . . . . .  11

ITEM  2.  PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . .  14

ITEM  3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .  15

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . .  15

                                    PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . .  15

ITEM  6.  SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . .  16

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . .  17

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . .  24

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . .  44

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  . . . .  45

ITEM 11.  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . .  48

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . .  51

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . .  51

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . .  52

                                    DEFINITIONS

The following abbreviations or acronyms used in this text are defined below:

Abbreviation
or Acronym             Definition

ALJ.................   Administrative Law Judge
AFUDC...............   Allowance for funds used during construction
APBO................   Accumulated Postretirement Benefit Obligation
Austin..............   City of Austin, Texas
Btu.................   British thermal unit
CEO.................   Chief Executive Officer
CERCLA..............   Comprehensive Environmental Response, Compensation
                         and Liability Act of 1980
Company or CPL......   Central Power and Light Company, Corpus Christi, Texas
Court of Appeals....   Court of Appeals, Third District of Texas, Austin, Texas
CSW.................   Central and South West Corporation, Dallas, Texas
CSW System..........   CSW and its subsidiaries
CSWE................   CSW Energy, Inc., Dallas, Texas
CSWS................   Central and South West Services, Inc., Dallas, Texas
CWIP................   Construction Work in Progress
DOE.................   Department of Energy
District Court......   District Court of Travis County
Electric Operating
  Companies.........   PSO, SWEPCO, WTU and the Company
Energy Policy Act...   The National Energy Policy Act of 1992
EPA.................   United States Environmental Protection Agency
ERISA...............   Employee Retirement Income Security Act of 1974, as
                         amended
ERCOT...............   Electric Reliability Council of Texas
FASB................   Financial Accounting Standards Board
FERC................   Federal Energy Regulatory Commission
HLP.................   Houston Lighting & Power Company
Holding Company Act.   Public Utility Holding Company Act of 1935, as amended
HVdc................   High-voltage direct-current
ITC.................   Investment Tax Credit
Kw..................   Kilowatt (1,000 Watts)
Kwh.................   Kilowatt-hour
Mcf.................   1,000 cubic feet
Mw..................   Megawatt (1 Million Watts)
Named Executive
  Officers..........   The CEO and the four most highly compensated executive
                         officers of the Company reflected in the Summary Compensation Table
NRC.................   Nuclear Regulatory Commission
Oklaunion...........   Oklaunion Power Station Unit No. 1
OPUC................   The Office of Public Utility Counsel
PCB.................   Polychlorinated biphenyl
Project Manager.....   Houston Lighting & Power Company
PSO.................   Public Service Company of Oklahoma, Tulsa, Oklahoma
PURA................   Public Utility Regulatory Act
RCRA................   Federal Resource Conservation and Recovery Act of 1976
PCRB................   Pollution Control Revenue Bond
SAR.................   Stock Appreciation Right
San Antonio.........   City of San Antonio, Texas
SEC.................   Securities and Exchange Commission
SFAS................   Statement of Financial Accounting Standards
SO2.................   Sulfur dioxide
STP.................   South Texas Project electric generating station
SWEPCO..............   Southwestern Electric Power Company, Shreveport,
                         Louisiana
Texas Commission....   Public Utility Commission of Texas
TNRCC...............   Texas Natural Resource Conservation Commission
TSA.................   Texas State Agencies
TU..................   Texas Utilities Electric Company
Westinghouse........   Westinghouse Electric Corporation
WTU.................   West Texas Utilities Company, Abilene, Texas

                                    PART I

ITEM 1.  BUSINESS.

     The Company. The Company, a Texas corporation, is a public utility engaged in generating, purchasing, transmitting, distributing and selling electricity in south Texas. It is a wholly owned subsidiary of CSW, a registered holding company under the Holding Company Act.

     At December 31, 1993, the Company supplied electric service to approximately 589,000 retail customers in a 44,000 square mile area with an estimated population of 1,945,000. It supplied at wholesale all or a portion of the electric energy requirements of two municipalities and five rural electric cooperatives. The three largest metropolitan areas served by the Company are Corpus Christi, Laredo and McAllen, which have estimated populations of 265,000, 133,000 and 88,000, respectively.

     The economic base of the territory served by the Company includes manufacturing, metal refining, petroleum, petrochemical, agriculture and tourism.

In 1993, industrial customers accounted for approximately 23% of the Company's total operating revenues. Contracts with substantially all industrial customers provide for both demand and energy charges. Demand charges continue under such contracts even during periods of reduced industrial activity, thus mitigating the effect of reduced activity on operating income.

Regulation and Rates

     Regulation. The Company, as a subsidiary of CSW, is subject to the jurisdiction of the SEC under the Holding Company Act with respect to the issuance, acquisition and sale of securities, acquisition and sale of certain assets or any interest in any business, including certain aspects of fuel exploration and development programs, accounting practices and other matters.

     The FERC has jurisdiction under the Federal Power Act over certain of the Company's electric utility facilities and operations, wholesale rates and certain other matters.

     The Texas Commission has jurisdiction over accounts, certification of utility service territories, sale or acquisition of certain utility property, mergers and certain other matters. Neither the Texas Commission nor the governing bodies of incorporated municipalities have jurisdiction over the issuance of securities.

     National Energy Policy Act of 1992. The Energy Policy Act, adopted in October 1992, significantly changed U.S. energy policy, including that governing the electric utility industry. The Energy Policy Act allows the FERC, on a case-by-case basis and with certain restrictions, to order wholesale transmission access and to order electric utilities to enlarge their transmission systems. The Energy Policy Act does, however, prohibit FERC-ordered retail wheeling, including "sham" wholesale transactions. Further, under the Energy Policy Act a FERC transmission order requiring a transmitting utility to provide wholesale transmission services must include provisions generally that permit the utility to recover from the FERC applicant all of the costs incurred in connection with the transmission services, any enlargement of the transmission system and associated services.

     In addition, the Energy Policy Act revised the Holding Company Act to permit utilities, including registered holding companies, and non-utilities to form exempt wholesale generators. An exempt wholesale generator is a new category of non-utility wholesale power producer that is free from most federal and state regulation, including the principal restrictions of the Holding Company Act. These provisions enable broader participation in wholesale power markets by reducing regulatory hurdles to such participation. Management believes that this Act will make wholesale markets more competitive. However, the Company is unable to predict the extent to which the Energy Policy Act will affect its operations.

     See ITEM 1. BUSINESS -- Environmental Matters, for information relating to Environmental regulation.

     Rates. The Texas Commission has original jurisdiction over retail rates in the unincorporated areas of Texas. The governing bodies of incorporated municipalities have such jurisdiction over rates within their incorporated limits. Municipalities may elect, and some have elected, to surrender this jurisdiction to the Texas Commission. The Texas Commission has appellate jurisdiction over rates set by incorporated municipalities.

     See NOTE 9, LITIGATION AND REGULATORY PROCEEDINGS, Rate Case Filings in
ITEM 8, for further information with respect to current rate proceedings.

     Electric utilities in Texas are not allowed to make automatic adjustments to recover changes in fuel costs from retail customers. A utility is allowed to recover its known or reasonably predictable fuel costs through a fixed fuel factor. The Texas Commission established procedures effective May 1, 1993, subject to certain transition rules, whereby each utility under its jurisdiction may petition to revise its fuel factors every six months according to a specified schedule. Fuel factors may also be revised in the case of an emergency or in a general rate proceeding. Under the revised procedures, a utility will remain subject to the prior rules until after its first fuel reconciliation, or in some instances a general rate proceeding including a fuel reconciliation, subject to the new rules. Management does not believe that the new rules substantially change the manner in which the Company will recover retail fuel costs.

     Fuel factors are in the nature of temporary rates, and the utility's collection of revenues by such is subject to adjustment at the time of a fuel reconciliation proceeding. At the utility's semi-annual adjustment date, a utility is required to petition the Texas Commission for a surcharge or to make a refund when it has materially under- or over-collected its fuel costs and projects that it will continue to materially under- or over-collect. Material under- or over-collections including interest are defined as four percent of the most recent Texas Commission adopted annual estimated fuel cost for the utility, which is approximately $10.4 million for the Company. A utility does not have to revise its fuel factor when requesting a surcharge or refund. An interim emergency fuel factor order must be issued by the Texas Commission within 30 days after such petition is filed by the utility.

     Final reconciliation of fuel costs are made through a reconciliation proceeding, which may contain a maximum of three years and a minimum of one year of reconcilable data, and must be filed with the Texas Commission no later than six months after the end of the period to be reconciled. In addition, a utility must include a reconciliation of fuel costs in any general rate proceeding regardless of the time since its last fuel reconciliation proceeding. Any fuel costs which are determined unreasonably incurred in a reconciliation proceeding must be refunded to customers. In the event that the Company does not recover all of its fuel costs under the above procedures, the Company could experience an adverse impact on its results of operations.

     All of the Company's contracts with its wholesale customers contain FERC approved fuel-adjustment provisions that permit it to automatically pass actual fuel costs through to its customers.

     See NOTE 9, LITIGATION AND REGULATORY PROCEEDINGS, in ITEM 8, for further information with respect to regulation and rates.

STP

     The ownership of a nuclear generating unit exposes the Company to significant special risks. Under the Atomic Energy Act of 1954 and Energy Reorganization Act of 1974, operation of nuclear plants is intensively regulated by the NRC, which has broad power to impose licensing and safety-related requirements. Along with other federal and state agencies, the NRC also has extensive regulations pertaining to the environmental aspects of nuclear reactors. The NRC has the authority to impose fines and/or shutdown a unit until compliance is achieved, depending upon its assessment of the severity of the situation.

     The high degree of regulatory monitoring and controls to assure safe operation could cause the STP units to be out of service for long periods of time. Outages are also necessary approximately every 18 months for refueling. Because STP's fuel costs currently are lower than any of the Company's other units, the Company's average fuel costs are expected to be higher whenever an STP unit is down or operates below the prior period's average capacity.

     Risks of substantial liability arise from the operation of nuclear-fueled generating units and from the use, handling, and possible radioactive emissions associated with nuclear fuel. While the Company carries insurance, the availability, amount and coverage thereof is limited and may become more limited in the future. The available insurance will not cover all types or amounts of loss expense which may be experienced in connection with the ownership of STP. See NOTE 10, COMMITMENTS AND CONTINGENCIES - Nuclear Insurance, in ITEM 8 for further information.

     See NOTE 9, LITIGATION AND REGULATORY PROCEEDINGS, in ITEM 8 for a discussion of the STP outage.

Operations

     Peak Loads and System Capabilities. The following table sets forth for the years 1991 through 1993 the net system capabilities of the Company (including the net amounts of contracted purchases and contracted sales) at the time of peak demand, the maximum coincident system demand on a one-hour integrated basis (exclusive of sales to other electric utilities) and the respective amounts and percentages of peak demand generated by the Company and net purchases and sales:
                                    Percent
                                    Increase
                        Maximum    (Decrease)                    Net Purchases
                      Coincident    In Peak     Generation at     (Sales) at
      Net System        System       Demand     Time of Peak      Time of Peak
    Capabilities(a)    Demand(b)   Over Prior
Year      Mw               Mw        Period       Mw       %       Mw       %


1991     4,005          3,291          5.8      3,424   104.0    (133)   (4.0)
1992     4,165          3,347          1.7      3,003    89.7     344    10.3
1993     4,480          3,518          5.1      2,943    83.7     575    16.3
___________________

(a) Does not include 452 Mw of system capability in long-term storage in 1991 and 310 Mw in 1992 and 1993 as described under "ITEM 2. PROPERTIES -- Facilities." Does include 630 Mw of STP capability that was not available at the peak due to the outage described in NOTE 9, LITIGATION AND REGULATORY PROCEEDINGS, in ITEM 8.

(b) Maximum coincident system demand occurred on August 21, August 11 and August 25, in the years 1991, 1992 and 1993, respectively.

     The Company is a member of ERCOT, which also includes TU, HLP, WTU, Texas Municipal Power Agency, Texas Municipal Power Pool, Lower Colorado River Authority, the municipal systems of San Antonio, Austin and Brownsville, the South Texas and Medina Electric Cooperatives, and several other interconnected systems and cooperatives. The ERCOT members interchange power and energy on firm, economy and emergency bases. The Company also engages in economy interchanges with the other electric operating companies in the CSW System.

     The CSW System operates on an interstate basis to facilitate exchanges of power. PSO and WTU are interconnected through the 200,000 Kw North HVdc Tie.
In August 1992, the Company entered into an agreement with SWEPCO, HLP and TU to construct and operate an East Texas Hvdc transmission interconnection which will facilitate exchanges of power for the CSW System. The Company has a 25.0% ownership interest in the project. This interconnection will consist of a back-to-back HVdc converter station and 16 miles of 345 kilovolt alternating-current transmission line connecting transmission substations at SWEPCO's Welsh Power Plant and TU's Monticello Power Plant. In March 1993, an application for a Certificate of Convenience and Necessity for the transmission interconnection was approved by the Texas Commission. This 600,000 Kw project is scheduled to be completed in 1995.

     Competition. In Texas, electric service areas are approved by the Texas Commission. A given tract in the Company's overall service area may be singly certificated to the Company, to one of several competing electric cooperatives or to one of the competing municipal electric systems; it may also be dually or triply certificated to these entities. These certificated areas have changed only slightly since the formation of the Texas Commission in 1976, with the Company generally singly certificated to serve inside most municipalities, cooperatives singly certificated to serve much of the rural areas, and the suburban areas mostly dually certificated.

     Since 1990, in dually certificated areas, the Company has been higher in cost than competitors for many applications, especially small commercial and industrial customers. However, most business has been retained and some new business acquired, primarily because of service reliability and other customer service advantages. Natural gas and other alternative fuels, including those used in cogeneration facilities, have resulted in some losses of sales, primarily because of higher electricity costs relative to gas and oil costs. Although there have been some losses, electricity is still the fuel of choice for most air conditioning installations. Renewable energy such as solar and wind is not now a feasible economic choice for customers of the Company in most instances. The Company believes that its rates, the quality and reliability of its service and the relatively inelastic demand for electricity for certain end uses place it in a favorable competitive position in current retail markets.

     Wholesale energy markets, including the market for wholesale electric power, are extremely competitive, even more so after the enactment of the Energy Act of 1992. See "National Energy Policy Act of 1992" above. The Company competes with other public utilities, cogenerators and qualified facilities in other forms, exempt wholesale generators and others for sales of electric power at wholesale.

     Many competitive forces currently are at work in the electric utility industry. Various legislative and regulatory bodies are considering many issues, including the extent of any deregulation of the electric utility industry or of any access to an electric utility's transmission system to make retail sales of power, the pricing of transmission service on an electric utility's transmission system, and the role of utilities, independents and others in the construction and operation of new generation capacity. The Company is unable to predict the ultimate outcome or impact of these issues or the impact of further changes in the electric utility industry on the Company. To the extent that consumers of electric power approach electric power as a fungible commodity and are accorded more choices in the future for their power supplies, the principal factor determining success in retail and wholesale markets probably would be price, and to a lesser extent, reliability, availability of capacity, and customer service. The Company is taking steps to enhance its marketing and customer service, reduce costs, and improve and standardize business practices in line with the best practices in the CSW System, in order to position itself for increased competition in the future. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, for a discussion of the restructuring of the CSW System and certain industry and other challenges.


     Seasonality. Sales of electricity by the Company tend to increase during warmer summer months and, to a lesser extent, cooler winter months, because of higher demand for power for cooling and heating purposes.

     Employees.  At December 31, 1993, the Company had 2,299 employees.  See
ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Restructuring, for a discussion of the recently announced restructuring of the CSW System and associated early retirement program and work force reduction.

Operating Statistics

                                             Years Ended December 31,

                                            1993        1992       1991

KILOWATT-HOUR SALES (Millions):
    Residential ...................         5,612       5,408      5,476
    Commercial ....................         4,278       4,181      4,215
    Industrial ....................         6,406       5,800      5,354
    Other retail...................           435         414        396
                                           ------      ------     ------
    Sales to retail customers .....        16,731      15,803     15,441
    Sales for resale ..............           913       1,370      1,485
                                           ------      ------     ------
         Total ....................        17,644      17,173     16,926
                                           ======      ======     ======


NUMBER OF ELECTRIC CUSTOMERS AT END
  OF PERIOD:
    Residential ...................       504,893    493,772     483,627
    Commercial ....................        74,767     73,200      72,520
    Industrial (a).................         6,156      6,307       6,411
    Other..........................         3,538      3,561       3,508
                                          -------    -------     -------
         Total ....................       589,354    576,840     566,066
                                          =======    =======     =======

RESIDENTIAL SALES AVERAGES:
    Kwh per customer ..............        11,298     11,133     11,492
    Revenue per customer ..........          $955       $890       $915
    Revenue per Kwh (cents)........          8.45       7.99       7.96

REVENUES PER KWH ON TOTAL SALES
      (cents)......................          6.93       6.48       6.49

FUEL COST DATA:
    Average Btu per net Kwh .......         10,296    10,404     10,309
    Cost per million Btu ..........          $2.17     $1.70      $1.73
    Cost per Kwh generated (cents).           2.23      1.77       1.79
    Cost as a percentage of
      revenue .....................           28.6      27.6       27.6

_______________________

(a) The customer decrease in 1993 was largely due to the combining of multiple customer accounts into single accounts.

Construction and Financing

     Construction. The estimated total capital expenditures (including AFUDC) for the years 1994-1996 are as follows:

                                          1994    1995    1996    Total

                                                   (Millions)

Generation ........................       $ 36    $ 27    $ 20     $ 83
Transmission ......................         72      16      41      129
Distribution ......................         57      56      60      173
Fuel ..............................          2       8      21       31
Other .............................         28      21      15       64
                                           ---     ---     ---      ---
  Total                                   $195    $128    $157     $480
                                           ===     ===     ===      ===

     Information in the foregoing table is subject to change due to numerous factors, including the rate of load growth, escalation of construction costs, changes in lead times in manufacturing, inflation, the availability and pricing of alternatives to construction or nuclear, environmental and other regulation, delays from regulatory hearings, the adequacy of rate relief and the availability of necessary external capital. Changes in these and other factors could cause the Company to defer or accelerate construction or to sell or buy more power, which would affect its cash position, revenues and income to an extent that cannot now be reliably predicted. See Construction Program in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, in ITEM 7, for additional information relating to construction.

     The Company continues to study alternatives to reduce or meet future increases in customer demand, including without limitation demand-side management programs, new and efficient electric technologies, various architectures for new and existing generation facilities, and methods to reduce transmission and distribution losses. The Texas Commission considers on a case-by-case basis mechanisms whereby costs of demand-side management programs and some return on the related investment are recoverable from customers, either on a current basis or through deferral to a base rate case. The Texas Commission has not to date adopted similar mechanisms for associated revenue reductions and performance incentives.

     The CSW System facilities plan currently indicates that the Company will not require substantial additions to its generating capacity until the year 2001 or beyond.

     Financing. See, Financing and Capital Resources in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, in ITEM 7, for information with respect to financing and capital resources.

Fuel Supply

     General. The Company's present electric generating plants showing the type of fuel used are set forth under "ITEM 2. PROPERTIES."

     During 1993, approximately 65% of Kwh generation was from gas, 33% from coal and 2% from nuclear fuel. Nuclear generation was substantially reduced in 1993 due to the STP outage described in NOTE 9, LITIGATION AND REGULATORY PROCEEDINGS, in ITEM 8. Natural gas consumption totaled 104 million Mcf and coal requirements were 2 million tons.

     Natural Gas. The Company's eight gas-fired electric generating plants are supplied by 12 separate long-term natural gas purchase agreements accounting for approximately 57% of the Company's total gas requirements in 1993. The balance of the Company's natural gas requirements could have been supplied under existing long-term arrangements; however, with the favorable spot market conditions existing during the period, the Company elected to purchase these requirements under lower cost, spot market arrangements. The Company's principal gas supplies for 1993 were provided under agreements with Corpus Christi Gas Marketing L.P., Enron Corporation, Onyx Pipeline Company or their affiliates. They supplied approximately 22%, 18% and 11%, respectively, of the Company's total natural gas purchases. Including spot market suppliers, the Company had 31 individual suppliers of natural gas during 1993.

     Coal. The Company's two coal-fired electric generating plants, Coleto Creek and jointly owned Oklaunion, are both primarily supplied by single long-term coal purchase agreements. At Coleto Creek, the long-term agreement expiring in 1999 with Colowyo Coal Company provided approximately 56% of the coal requirements of the plant for 1993. The Company's purchase obligation set forth in the Colowyo agreement for 1994 is for approximately 60% of Coleto Creek's requirements and 25% for 1995 through expiration. The coal is mined in northwestern Colorado and is transported approximately 1,400 miles under long-term rail agreements with the Denver & Rio Grande Western Railroad Company, the Burlington Northern Railroad Company and the Southern Pacific Transportation Company. The balance of the Coleto Creek requirements are currently being procured on the spot market and it is anticipated that this will continue until the expiration of the agreement in 1999. The Company owns sufficient railcars for operation of three unit trains, and has negotiated contracts with the rail carriers involved which have been accepted by the Interstate Commerce Commission. At year-end 1993, the Company had approximately 140,000 tons of coal in inventory at Coleto Creek, representing approximately 21 days supply.

     Currently Oklaunion's long-term coal supply is provided under a contract expiring in 2006 with Exxon Coal USA, Inc. This agreement is for Wyoming coal which is transported approximately 1,100 miles to the plant by the Burlington Northern Railroad Company. Approximately 65% of the total 1993 Oklaunion coal requirements for the Company were supplied under the Exxon Agreement with the balance procured on the spot market. In December 1993, a settlement was reached with Exxon regarding disputes over certain provisions of this long-term coal contract. The settlement is expected to result in lower fuel costs at Oklaunion. The Company's share of the year-end 1993 coal inventory at Oklaunion was approximately 40,000 tons, representing approximately 52 days supply.

     Nuclear Fuel. The nuclear fuel cycle entails several steps, including purchase of uranium concentrate, conversion of uranium concentrate to uranium hexafluoride, enrichment of uranium hexafluoride into the isotope U235 and fabrication of the enriched uranium into fuel rods and fuel assemblies. Fuel requirements for STP are being handled by a committee comprised of representatives of all participants in STP.

     The Company and the other STP participants have entered into contracts with suppliers for uranium concentrate sufficient for the operation of both STP units through 1996. Enrichment contracts have been secured for a 30-year period from the present for each unit. Contracts have been secured for conversion services for both units through 1996. Also, fuel fabrication services have been contracted for the initial cores and 16 years of operation of each unit from the present. The Company believes it will be able to obtain adequate supplies of nuclear fuel components and services required for the life of STP.

     The nuclear power industry faces uncertainties with respect to the cost and availability of long-term arrangements for disposal of spent nuclear fuel and other radioactive waste. Disposal costs for low-level radioactive waste that results from normal operation of nuclear units have increased significantly in recent years and are expected to continue to rise, but adequate storage and disposal facilities are expected to be available for STP.

     The Company and the other STP participants have entered into a waste disposal contract for spent fuel with the DOE. Under this contract, the DOE is required to take possession of all spent fuel from the STP units by 1998. The DOE has had difficulties in formulating and implementing its strategy for high-level waste disposal and for any compensation to utilities if the DOE is unable to accept such waste on schedule.

     Until the federal government begins receiving such materials in accordance with the Nuclear Waste Policy Act and DOE contracts, operating nuclear generating plants will need to retain high-level wastes and spent fuel on-site or make some other provisions for their storage. STP has on-site storage facilities with the capability to store up to 40 years of spent fuel discharged from each unit. Under NRC regulations, spent nuclear fuel from STP may be stored under a general license provided that the licensee notifies the NRC, uses only NRC-certified casks for storage, and stores the spent fuel under conditions specified in the cask's certificate of compliance.

     Governmental Regulation. The price and availability of each of the foregoing fuel types are significantly affected by governmental regulation. Any inability in the future to obtain adequate fuel supplies, or adoption of additional regulatory measures restricting the use of such fuels for the generation of electricity, might affect the Company's ability to meet economically the needs of its customers and could require it to supplement or replace, prior to normal retirement, existing generating capability with units using other fuels. This would be impossible to accomplish quickly, would require substantial expenditures for construction and could have a significant adverse effect on the Company's financial position and results of operations.

     Fuel Costs. Additional fuel cost data for the Company appears under "Operating Statistics." For 1993, total average cost of fuel per million Btu was $2.17. Average costs per million Btu by major fuel type were $2.27 for natural gas, $2.06 for coal and $0.57 for nuclear. The Company is unable to predict accurately the future cost of fuel.

Environmental Matters

     The Company is subject to regulation with respect to air and water quality and solid waste standards, along with other environmental matters, by various federal, state and local authorities. These authorities have continuing jurisdiction in most cases to require modifications in the Company's facilities and operations. Changes in environmental statutes or regulations could require substantial additional expenditures to modify the Company's facilities and operations and could have a significant adverse effect on the Company's results of operations. Violations of environmental statutes or regulations can result in fines and other costs.

     Air Quality. Air quality standards and emission limitations are subject to the jurisdiction of the TNRCC, with oversight by the EPA. In accordance with regulations of the TNRCC, permits are required for all generating units on which construction is commenced or which are substantially modified after the effective date of the applicable regulations. The Company has not received notice from any federal or state government agency alleging that it currently is subject to an enforcement action for a material violation of existing federal or state air quality and emission regulations. The EPA has approved and may enforce the air quality standards and limitations adopted by the TNRCC and has adopted ambient air quality standards applicable nationally, as well as new source performance standards for all new or substantially modified generating units.

     In November 1990, the United States Congress passed the Clean Air Act Amendments of 1990, which place restrictions on the emission of SO2 and nitrogen oxides from gas-, coal- and lignite-fired generating plants starting in the year 2000. The right to emit SO2 from existing generating plants will be established based on historical operating conditions. These rights will be controlled through an allowance program. Each unit of allowance is an entitlement to emit one ton of SO2 per year. The Company, based on the CSW System facilities plan, believes its allowances are adequate to meet its needs at least through 2008. Public and private markets are developing for trading of excess allowances. The Company presently has no intention of engaging in sales or purchases of allowances, but may seek to do so in the future if market conditions warrant.

     Based on the latest CSW System facilities plan, the Company estimates making capital expenditures of $5 million to install emission monitoring equipment for existing plants by January 1, 1995.

     Water Quality. The TNRCC and the EPA have jurisdiction over all wastewater discharges into state waters. The TNRCC has jurisdiction for establishing water quality standards and issuing waste control permits covering discharges which might affect the quality of state waters. The EPA has jurisdiction over "point source" discharges through the National Pollutant Discharge Elimination System provisions of the Clean Water Act. The Company has not received notice from any federal or state government agency alleging that it currently is subject to an enforcement action for a material violation of existing federal or state wastewater discharge regulations.

     Solid Waste Disposal. The RCRA and the TNRCC solid waste rules provide for comprehensive control of all solid wastes from generation to final disposal.
The TNRCC has received authorization from the EPA to administer the RCRA solid waste control program for Texas. The Company has not received notice from any federal or state government agency alleging that it currently is subject to an enforcement action for a material violation of existing federal or state solid waste regulations.

     CERCLA and Related Matters. Under CERCLA, owners or operators of contaminated sites and, transporters and/or generators of hazardous substances can be held liable for the cleanup of hazardous substance disposal sites. Similar liabilities for hazardous substance disposal can arise under applicable state law. The Company incurs costs for the handling, transportation, storage and disposal of hazardous, toxic and non-hazardous waste materials. Unit costs for waste classified as hazardous or toxic exceed by a substantial margin unit costs for waste classified as non-hazardous.

     The Company produces combustion and other generation by-products, such as sludge, ash, slag, low-level radioactive waste and spent fuel. The Company owns distribution poles treated with creosote or similar substances which are not expected to exhibit characteristics that would cause them to be hazardous waste. The EPA currently exempts coal combustion by-products from regulation as
hazardous wastes.    In connection with its operations, the Company also has
used asbestos, PCBs and other materials classified as hazardous or toxic waste. If additional by-products or other materials generated or used by the Company were reclassified as hazardous or toxic wastes, or other new laws or regulations concerning hazardous or toxic wastes or other materials were put in effect, the Company's disposal and remedial costs could increase materially. In 1993, the EPA made an administrative determination that coal combustion by-products are non-hazardous. The EPA is expected in the near-term to issue new regulations stating whether certain other non-combustion by-products will be classified as hazardous waste.

     In November 1985, the Texas Attorney General brought suit against the Company under the Texas Solid Waste Disposal Act and Chapter 26 of the Texas Water Code. This suit alleged that the Company was one of the parties responsible for lead and PCB contamination at the Industrial Road and Industrial Metals site in Corpus Christi, Texas and, therefore, should share the responsibility for cleanup of the site. The site was used by several metal salvage companies for the salvage of various materials allegedly purchased from various entities including the Company and other utilities. Pursuant to an agreement with the State of Texas, and under the direction and supervision of the Texas Water Commission (TWC), now the TNRCC, the Company engaged independent contractors to design and implement a closure plan for the site which was approved by the TWC. The closure of the site was conducted and completed under the direction and supervision of the TWC by an independent contractor specializing in waste site closures and waste management facilities. The Closure Certification Report was submitted to the TWC in December 1990, and was given final approval by the TWC in August 1991. Total expenses incurred by the Company for cleanup through December 1993 have been approximately $2 million.
No additional material costs to the Company are anticipated.

     Three additional lawsuits relating to this site, naming the Company as one of the defendants, are pending and discovery continues. The first was filed in December 1990 and is currently pending in U. S. District Court, Southern District, Nueces County. This suit was filed by multiple plaintiffs residing in a neighborhood near the Industrial Metals site who now allege response costs under CERCLA and property damages in excess of $100 million for lead contamination allegedly resulting from closure of the site. In November 1992, a similar suit with multiple plaintiffs, was filed in the 117th Judicial District Court, Nueces County. This suit alleges property damage and response costs under CERCLA in excess of $1 million for lead and PCB contamination allegedly resulting from the closure of the site. A third lawsuit was filed in March 1993 in the 94th Judicial District Court in Nueces County. The suit was filed by multiple parties alleging that the closure of the site caused a wrongful diversion of surface water under the Texas Water Code, resulting in flooding to their property. They claim actual damages of approximately $162,000, plus mental anguish and attorneys' fees. The Company was recently granted summary judgment on a fourth suit arising from the site that was filed in the spring of 1993 in the 37th Judicial District Court in Bexar County. This suit was filed against the Company and other defendants by a widow alleging that her husband's death was caused by exposure to PCBs at the site where he was employed 20 years ago for a two week period. An appeal is possible, but the limitation period for that appeal does not begin to run until the Company is severed from the suit still pending against other defendants. Although management cannot predict the outcome of these proceedings, based on the defenses that management believes are available to the Company, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's results of operations or financial condition.

     In September 1992, the EPA conducted an inspection, of various Company facilities, under the Toxic Substance Control Act regarding various PCB and equipment management activities. The Company is responding to the initial findings and it is not known when a final inspection report will be issued, however, management does not believe that the resolution of this matter will have a material adverse effect on the Company's results of operations or financial condition.

     See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Environmental for a discussion of certain other environmental matters.

     From time to time the Company is made aware of various other environmental issues or is a party to various other legal claims, actions, complaints and other proceedings related to environmental matters. Management does not expect disposition of any such environmental proceedings to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2.  PROPERTIES.

     Facilities. At December 31, 1993, the Company owned the following electric generating plants (or portions thereof in the cases of the jointly owned plants).

(See "ITEM 1.  BUSINESS -- Fuel Supply.")

                                                      Net Dependable
                                    Type of Fuel        Capability
Plant Name and Location           Primary/Secondary         Mw

Barney M. Davis                       gas/oil(a)           339
  Corpus Christi, Texas               gas/oil              340

Coleto Creek                          coal                 604
  Goliad, Texas

Lon C. Hill                           gas/oil(a)           549
  Corpus Christi, Texas

Nueces Bay                            gas/oil(a)           512(b)
  Corpus Christi, Texas

Victoria                              gas/oil(a)           258(b)
  Victoria, Texas

La Palma                              gas/oil               47
  San Benito, Texas                   gas/oil(a)           156(b)

E. S. Joslin                          gas/oil(a)           252
  Point Comfort, Texas

J. L. Bates                           gas/oil(a)           182
  Mission, Texas

Laredo                                gas/oil(a)            66
  Laredo, Texas                       gas/oil              106

Eagle Pass
  Eagle Pass, Texas                   hydro                  6

Oklaunion                             coal                  53(c)
  Vernon, Texas

STP                                   nuclear              630(d)
  Bay City, Texas

     Total                                               4,100

_______________________

(a) For extended periods of operation, oil can be used only in combination with gas. Use of oil in facilities primarily designed to burn gas results in increased maintenance expense and a reduction of approximately 15% in capability.

(b) Excludes units in long-term storage - 34 Mw at Nueces Bay, 228 Mw at Victoria and 48 Mw at La Palma.

(c)  The Company owns 7.81% of the 676 Mw unit operated by WTU.

(d)  The Company owns 25.2% of the two 1,250 Mw units operated by HLP.

     All of the generating plants described above are located on land owned by the Company or jointly with the other participants in jointly owned plants. The Company's electric transmission and distribution facilities are for the most part located over or under highways, streets and other public places or property owned by others, for which permits, grants, easements or licenses (which the Company believes to be satisfactory, but without examination of underlying land titles) have been obtained. The principal plants and properties of the Company are subject to the lien of the first mortgage indenture under which the Company's first mortgage bonds are issued.


ITEM 3.  LEGAL PROCEEDINGS.

     See ITEM 1. BUSINESS - Environmental Matters, for information relating to environmental and certain other proceedings.

     See NOTE 9, LITIGATION AND REGULATORY PROCEEDINGS, in ITEM 8, for information relating to regulatory and legal proceedings.

     The Company is party to various other legal claims, actions and complaints arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the Company's results of operations or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     All of the outstanding shares of Common Stock of the Company are owned by its parent company, CSW.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data are provided to highlight significant trends in the financial condition and results of operations of the Company:
                                    1993      1992       1991       1990       1989
                                              (thousands, except ratios)
Electric Operating Revenues     $1,223,528 $1,113,423 $1,098,730 $  948,520 $  836,585

Income Before Cumulative
 Effect of Changes in
 Accounting Principles             145,130    218,511    217,206    204,870    147,781

Preferred Stock Dividends           14,003     16,070     19,844     23,528     24,558

Income for Common Stock
 Before Cumulative Effect of
 Changes in Accounting Principles  131,127    202,441    197,362    181,342    123,223

Cumulative Effect of Changes
 in Accounting Principles (1)       27,295          -          -          -          -

Net Income for Common Stock        158,422    202,441    197,362    181,342    123,223

Total Assets (2)                 4,781,745  4,583,660  4,458,063  4,516,375  3,913,360

Preferred Stock
 Not Subject to Mandatory
  Redemption                       250,351    250,351    250,351    250,351    250,351
 Subject to Mandatory Redemption    22,021     28,393     35,331     40,584     43,803

Long-Term Debt                   1,362,799  1,347,887  1,350,854  1,346,587  1,331,349

Ratio of Earnings to Fixed
 Charges (SEC Method) Before
 Cumulative Effect of Changes
 in Accounting Principles             2.69       3.23       3.18       3.11       2.48

Capitalization Ratios
 Common Stock Equity                 46.6%      46.9%      46.6%      47.0%      45.7%
 Preferred Stock                      8.9        9.1        9.3        9.4        9.8
 Long-Term Debt                      44.5       44.0       44.1       43.6       44.5


(1) The 1993 cumulative effect relates to the changes in accounting for unbilled revenues and adoption of SFAS No. 112, Employer's Accounting for Postemployment Benefits. See NOTE 1, SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES, in ITEM 8.

(2) The 1992-1989 total assets have been reclassified to reflect the effects of the adoption in 1993 of SFAS No. 109, Accounting for Income Taxes. See NOTE
    2, FEDERAL INCOME TAXES, in ITEM 8.

The Company changed its method of accounting for unbilled revenues in 1993.
Pro forma amounts assuming that the change in accounting for unbilled revenues had been adopted retroactively are not materially different from amounts previously reported for prior years.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

         RESULTS OF OPERATIONS.

Reference is made to the Company's Financial Statements and related Notes and Selected Financial Data in ITEM 8. The information contained therein should be read in conjunction with, and is essential in understanding, the following discussion and analysis.

Overview

     Net income for common stock for the year 1993 decreased 21.7% to $158 million from $202 million in 1992. The decline was due primarily to increased administrative and general expenses, increased STP operating and maintenance expenses, higher taxes other than Federal income, additional employee benefits costs, and the decline in Mirror CWIP liability amortization. Partially offsetting the effects of the above items were increased base revenues, reduced interest expense, lower preferred stock dividends, and the cumulative effect of a change in accounting for unbilled revenue. Reflected in the overall earnings reduction is a $9 million net negative effect of several one-time items including the cost of the Company's restructuring, true-up of prior years' federal taxes, write-down of lignite properties and environmental issues, adoption of new accounting standards for medical costs and the accrual of unbilled revenues.

     The 1992 increase in net income for common stock over 1991 was due primarily to higher revenues from increased Kwh sales, lower operating and maintenance expenses and a reduction in preferred stock dividends.

     Average return on common equity decreased to 11.1% in 1993 from 14.2% in 1992. The Company took advantage of lower interest rates in 1993 and refinanced $391 million of higher cost debt which reduced the embedded cost of long-term debt and lowered annual interest expense $11 million.

STP

     In February 1993, Units 1 and 2 of STP were shut down by HLP, the Project Manager, in an unscheduled outage resulting from mechanical problems relating to two auxiliary feedwater pumps. HLP determined that the units would not be restarted until the equipment failures had been corrected and the NRC was briefed on the causes of these failures and the corrective actions that were taken. The NRC formalized that commitment in a confirmatory action letter and sent an Augmented Inspection Team to STP to review the matter. In March 1993, the NRC began a diagnostic evaluation of STP. Conducted infrequently, diagnostic evaluations are broad-based evaluations of overall plant operations and are intended to review the strengths and weaknesses of the licensee's performance and to identify the root cause of performance problems. During and subsequent to the June 1993 completion of the evaluation, the NRC supplemented its confirmatory action letter to identify additional issues to be resolved and verified by the NRC before restart of STP. Such issues included the need to reduce backlogs of engineering and maintenance work and to simplify work processes which placed excessive burdens on operating and other plant personnel. The report also identified the need to strengthen management communications, oversight and teamwork as well as the capability to identify and correct the root causes of problems.

     The NRC announced in June 1993 that STP was placed on its "watch list" of plants with "weaknesses that warrant increased NRC attention." Plants on the watch list are subject to closer NRC oversight. STP will remain on the NRC's watch list until both units return to service and a period of good performance is demonstrated.

     During the outage, the necessary improvements have been made by HLP to address the issues in the Confirmatory action letter, as supplemented. On February 15, 1994, the NRC agreed that the confirmatory action letter issues had been resolved with respect to Unit 1, and that it supported HLP's recommendation that Unit 1 was ready to restart. Unit 1 restarted in late February 1994 and operated at low power for three days. The Project Manager then shut down Unit
1 due to a problem with a steam generator feedwater valve and a steam generator tube leak. The Project Manager expects to make the necessary repairs and restart Unit 1 in late March 1994, although additional delays may occur.

     While many of the corrective actions taken are common to both units, HLP must demonstrate to the NRC that these issues are also resolved with respect to Unit 2 before it is restarted. HLP estimates that Unit 2 will restart during the second quarter of 1994 after the completion of refueling, which began in March 1993 but was delayed in order to focus on the issues discussed above. The outage has not affected the Company's ability to meet customer demands because of existing capacity and the Company's ability to purchase additional energy from affiliates and nonaffiliates.

     As discussed below, under Results of Operation, the outage resulted in an additional $29 million of operating, maintenance and administrative and general costs. The Company expects to continue to experience increased operation and maintenance expenses in 1994 but at a significantly lower level than in 1993.

     During the outage, the Company's fuel and purchased power costs have been, and are expected to continue to be, increased as the power normally generated by STP must be replaced through sources with higher costs. It is unclear how the Texas Commission will address the reasonableness of higher costs associated with the STP outage. At January 31, 1993, before the start of the STP outage, the Company had an over-recovered fuel balance of $5.2 million, exclusive of interest. At January 31, 1994, the Company's under-recovered fuel balance was $55.7 million, exclusive of interest. This under-recovery of fuel costs, while due primarily to the STP outage, was also affected by changes in fuel prices and timing differences. The Company cannot accurately estimate the amount of any future under- or over-recoveries due to the unpredictable nature of the above factors. Although there is the potential for disallowance of fuel-related costs, such determination cannot be made until fuel costs are reconciled with the Texas Commission. If a significant portion of fuel costs were disallowed by the Texas Commission, the Company could experience a material adverse effect on its results of operations in the year of disallowance. The Company is required by the Texas Commission's rules to file a reconciliation of its fuel costs by May 1, 1994. However, the Texas Commission Staff is proposing a revised filing deadline that would not require the Company to file before the fourth quarter of 1994.

     Management believes that the operating outage at STP will not have a material effect on its financial condition or on its results of operations.

     See NOTE 9, LITIGATION AND REGULATORY PROCEEDINGS, in ITEM 8 for additional information related to STP.

Restructuring

     CSW recently announced a management restructuring and early retirement program designed to consolidate and restructure its operations in order to meet the challenges of the changing electric utility industry and to compete effectively in the years ahead. The underlying goal of the reorganization is to enable the Company and the other Electric Operating Companies to focus better on and be accountable for serving customers.

     The initial phase of the restructuring will involve certain changes at CSWS, the mutual service company that serves the CSW System. CSWS will be realigned into two primary units - Operation Services and Production Services. Operation Services will provide administrative services that can be performed centrally to benefit the CSW System, including the Company. Production Services will focus on consolidated fuel and generation planning for the Electric Operating Companies as well as certain other activities. Certain aspects of the restructuring may require SEC approval.

     To implement its restructuring program, the CSW System will consolidate and centralize its operation services and production services, including the Company's. The Company is expected to reduce the size of its work force. An early retirement program has been offered to approximately 200 eligible Company employees and 726 employees on a systemwide basis. Since the restructuring is not expected to be completed until the end of 1994, it is not possible at this time to predict the number of employees who will take the early retirement program, be granted severance packages or be relocated. The Company's share of costs associated with an early retirement program, severance packages and relocation is estimated to be $29.4 million before taxes, and was expensed in 1993.

     The Company's share of severance and relocation costs will be paid from its general corporate funds in 1994 and early retirement costs primarily from pension and postretirement benefit plan trusts. Savings from the restructuring are expected to begin in the second half of 1994. By the end of 1995, initial costs should be fully recovered through operations and maintenance cost savings.

     CSW established a Business Improvement Plan (BIP) in 1991 to identify, analyze and implement the best business practices as part of its efforts to align the CSW System strategically to meet competitive forces. The BIP program will be incorporated as part of the reorganization. Any additional costs to the Company are expected to be offset by future savings from the benefits provided through the implementation of BIP recommendations.

Rates and Regulatory Matters

     Reference is made to NOTE 9, LITIGATION AND REGULATORY PROCEEDINGS, in ITEM 8, for a discussion of the Company's rates and regulatory matters.

Construction Program

     The Company's need for capital results primarily from its construction of facilities to provide reliable electric service to its customers. Construction expenditures including AFUDC were approximately $180 million in 1993, $102 million in 1992 and $100 million in 1991. It is estimated that construction expenditures including AFUDC during the 1994 through 1996 period will aggregate $480 million. Such expenditures primarily will be made to improve and expand transmission and distribution facilities. These improvements are expected to meet the needs of new customers and to satisfy changing requirements of existing customers. No new baseload power plants are currently planned until after the year 2000.

     The CSW System facilities plan presently includes projected coal and lignite fired generating plants for which the Company has invested approximately $24 million as of year-end for plant sites, engineering studies and lignite reserves. As part of an analysis in 1993, the CSW System rejected certain lignite leases and CPL wrote down its lignite related investment by approximately $2.9 million. Should future plans exclude these plants for environmental or other reasons, the Company would evaluate the probability of recovery of these investments and record appropriate reserves.

Financing and Capital Resources

     Internal Generation. Internally generated funds consisting of cash flows from operating activities less common and preferred stock dividends, provided approximately one-half of the capital requirements for 1993. It is anticipated that capital requirements for the period 1994 through 1996 will generally be provided from internal sources. The Company also anticipates that some external financing will be required during this period; however, the nature, timing and extent have not yet been determined.

     Long-Term Financing. Long-term financing by the Company involves the sale of first mortgage bonds, unsecured debt and preferred stock, and the receipt of capital contributions from its parent company. The goal of the Company is to provide a strong capital structure. At December 31, 1993, the capitalization ratios were 47% common stock equity, 9% preferred stock and 44% long-term debt.

     On September 30, 1993, the Company filed with the SEC an amendment to a previously filed registration statement for the sale of first mortgage bonds in an aggregate amount up to $360 million. The Company intends to offer its first mortgage bonds subject to market conditions and other factors. The proceeds of any such offerings will be used principally to reacquire all or a portion of one or more series of the Company's outstanding first mortgage bonds in order to lower the Company's embedded cost of long-term debt and to repay short-term debt. The Company may also use the proceeds to redeem outstanding higher cost preferred stock.

     During 1993, the Company sold $325 million of first mortgage bonds and the Matagorda County Navigation District Number One (Texas) issued on behalf of the Company $120 million of tax-exempt PCRBs in order for the Company to refinance high cost debt with lower cost debt. Summarized below are the Company's 1993 long-term debt activities.

                     Debt                                    Debt
                    Issued                                Reacquired
     Series         Amount   Maturity          Series       Amount   Maturity
                  (millions)                              (millions)
(1) DD, 7 1/8%       $ 25      1999       (1) K, 8 3/4%      $ 25      2000
(1) EE, 7 1/2%        115      2002       (1) N, 9 3/8%        40      2004
                                          (1) P, 8 7/8%        75      2008
(2) FF, 6 7/8%         50      2003           M, 8%            46      2003
    GG, 7 1/8%         75      2008           O, 8 1/4%        75      2007
    HH, 6%            100      2000           Y, 9 3/4%       150      1998
(2) II, 7 1/2%        100      2023
    PCRB, Series                              PCRB, Series
     1993, 6%         120      2028            1984, 10 1/8%   70      2014
                                          (3)  Series U
                                               9 3/4%          50      2015
                                          (4) Z, 9 3/8%         8      2019
                      ---                                     ---
                     $585                                    $539

_________________________

(1) Reacquisition occurred in 1993 with proceeds from the issuance of debt in 1992. The funds held for these reacquisitions were reflected on the December 31, 1992 balance sheet in special deposits.

(2) The proceeds remaining after the reacquisition of debt were used for general company purposes.

(3) Series U is a first mortgage bond issue which collateralized PCRB, Series 1985A.

(4)  Reacquisition occurred with internally generated funds.

     The Company reduced its embedded cost of long-term debt from 8.94% in 1992 to 8.43% in 1993 and lowered annual interest expense by $11.0 million as a result of its debt management activities. The Company continually monitors the capital markets for opportunities to refund other long-term securities through refinancings if market conditions permit.

     Sale of Accounts Receivable. The Company sells its billed and unbilled accounts receivable, without recourse, to CSW Credit, Inc., a wholly owned subsidiary of CSW. The sales provide the Company with cash immediately, thereby reducing working capital needs and revenue requirements. The average and year-end amounts of accounts receivable sold were $112.3 million and $105.8 million in 1993, as compared to $106.7 million and $95.4 million in 1992.

     Short-Term Financing. The Company, together with other members of the CSW System, has established a CSW System money pool to coordinate short-term borrowings. These loans are unsecured demand obligations at rates approximating the CSW System's commercial paper borrowing costs. The Company's short-term borrowing limit from the money pool is $250 million. During 1993, the average amount of short-term borrowings outstanding at month-end was $87.3 million at a weighted average interest rate of 3.3%. The maximum amount of short-term borrowings outstanding at any month-end during 1993 was $171.2 million, which was the amount outstanding at December 31, 1993.

Accounting Changes

     In 1993 the Company adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, SFAS No. 112, Employers' Accounting for Postemployment Benefits (See NOTE 7, BENEFIT PLANS) and SFAS 109, Accounting for Income Taxes (See NOTE 2, FEDERAL INCOME TAXES). The Company also changed its method of accounting for unbilled revenues (See NOTE 1, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Electric Revenues and Fuel).

Results of Operations

     Electric Operating Revenues. Total revenues increased 9.9% in 1993 and 1.3% in 1992. The 1993 increase reflects higher fuel-related revenues of $88.7 million and greater base revenues of $21.4 million. Fuel-related revenues were up because of the rise in per unit fuel and purchased power costs, as discussed below, and because of higher fuel consumption on greater Kwh sales.

     Total Kwh sales were up 2.7%, reflecting growth in retail sales of 5.9%, partially offset by a 33.4% decline in lower margin sales for resale. All of the Company's retail classes showed increases with residential and commercial sales growing by 3.8% and 2.3%, respectively. Such growth was mainly due to the continued increase in number of customers served as well as from 1993's weather, which was warmer than the mild weather experienced last year. Industrial sales were up 10.4% on higher demand in the petrochemical and petroleum industries, where several companies that CPL serves had plant expansions and increased load requirements. The off-system sales decline was a result of decreased economy sales, attributable to less available capacity to make such sales as a result of the outage at STP during the year.

     The increase in 1992 revenues over 1991 was primarily due to higher Kwh sales to lower-margin industrial customers mainly in the petrochemical and petroleum industries.

     Fuel and Purchased Power Expense. The 14.1% increase in fuel expense in 1993 is attributable to an increase in consumption of both gas and coal, associated with higher generation during the STP outage and the resulting higher average unit cost of fuel. The rise in per unit fuel costs reflects the higher per unit cost of gas and coal, which replaced lower cost nuclear fuel during the STP outage as discussed in LITIGATION AND REGULATORY PROCEEDINGS in ITEM 8. Purchased power increased $46.9 million in 1993 as a result of increased purchases to replace STP's generation.

     Fuel expense increased in 1992 mainly because of higher fuel consumption associated with increased generation from greater Kwh sales. Purchased power was up as a result of increased economy purchases from other power companies with lower cost generation.

Costs per million Btu by fuel source were:


                                  1993          1992         1991

         Gas                     $2.27         $2.13        $2.03
         Coal                     2.06          2.06         2.16
         Nuclear                   .57           .54          .55
         Total                    2.17          1.70         1.73

     Other Operating Expenses and Taxes. Other operating expenses increased $40.5 million in 1993 primarily because of an $16.7 million increase in operation and administrative and general costs at STP and a $19.5 million increase in administrative and general expenses other than STP. The higher STP related costs reflect costs associated with the outage. Administrative and general costs other than those at STP were higher due to increased pension and medical costs, which included implementing of SFAS No. 106 Employers' Accounting for Postretirement Benefits Other Than Pensions. The adoption of this accounting standard increased 1993 expenses $5.9 million over 1992. Maintenance expense increased $20.0 million in 1993, due largely to a $17.3 million increase in maintenance activities at STP associated with the outage. Expenses at STP are expected to be higher in 1994 than those prior to the outage, but not as high as experienced in 1993.

     The restructuring expenses reflect the one-time cost of the Company's restructuring as previously discussed. Such expenses include the estimated costs associated with the early retirement program, severance packages and relocation. These costs are expected to be recovered through lower expenses by the end of 1995.

     The 1992 decrease in other operating and maintenance expenses was primarily the result of reduced administrative and general, customer accounting and power station maintenance expenses.

     Depreciation and amortization increased in 1993 and 1992 due mainly to the addition of distribution facilities. Taxes, other than Federal income, increased in 1993 mainly as a result of increasing ad valorem taxes. The increase in 1992 is largely a result of a Texas state franchise tax refund received in 1991 for prior year taxes and higher ad valorem taxes. For 1992 and 1993, ad valorem taxes increased due to changes in the funding system for public schools in Texas.

     Federal income taxes decreased $12.1 million in 1993 due to lower taxable income partially offset by the increase in the statutory tax rate from 34% to 35% effective retroactive to January 1, 1993.

     Annual inflation rates, as measured by the Consumer Price Index, have averaged 3.3% for the three-year period ending December 31, 1993. The Company believes that inflation, at these levels, does not materially affect its results of operation or financial condition. However, under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical plant costs may not be adequate to replace plant in future years.

     Mirror CWIP Liability Amortization. The Company is amortizing its Mirror CWIP liability in declining amounts over a five year period. As a result, $76 million of non-cash earnings was recognized in 1993, a decrease from the $83 million recognized in 1992. The liability will be amortized over the remaining two years at $68 million in 1994 and $41 million in 1995.

     Interest Expense and Preferred Stock Dividends. Total interest expense decreased 6.5% in 1993. The decrease was due to the Company's refinancing of higher cost long-term debt with lower cost debt partially offset by increases in short-term interest and other associated with higher short-term borrowings to meet working capital needs and increased amortization levels for debt issuance costs and loss on reacquisition of debt. Preferred dividends decreased in 1993 and 1992 due to lower dividend rates on money market and auction preferred stocks and due to the retirement of $6.5 million and $7.1 million of 10.05% Series preferred stock in 1993 and 1992.

     Cumulative Effect of Changes in Accounting Principles.   In 1993 the
Company changes its method of accounting for unbilled revenues and recorded unbilled revenues of $29.5 million, net of taxes of $15.9 million, for electricity used by customers but not yet billed. The Company also adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits, recognizing $2.2 million, net of taxes of $1.2 million, in additional expense.

Other Matters

     Competition and Industry Challenges. The Company's business has been, and will continue to be affected by various challenges that confront the electric utility industry generally. The Company currently faces competition for power sales in the wholesale market. In the future, the Company may face similar competition for retail sales from other utilities, independent power producers or alternative sources of electricity or other energy. To date, the Company has been successful in meeting the competition.

     Other industry-wide issues confronting the Company include current and proposed stringent nuclear, environmental and other regulation and deregulation as discussed elsewhere in this report. In addition, the Company is continually seeking to manage costs and rates and focus on new initiatives in order to maintain its financial strength and reach its financial targets.

     Environmental. The operations of the Company, like those of other electric utilities, generally involves the use and disposal of substances subject to environmental laws. CERCLA, the federal, "Superfund" law, addresses the cleanup of sites contaminated by hazardous substances. Superfund requires that PRPs fund remedial actions regardless of fault or the legality of past disposal activities. Many states have similar laws. Theoretically, any one PRP can be held responsible for the entire cost of a cleanup. Typically, however, cleanup costs are allocated among PRPs.

     The Company has been named as a responsible party under federal or state remedial laws and has either resolved or expects to resolve these claims without a material adverse effect on the Company. Although the reasons for this expectation differ from site to site, factors that are the basis for the expectation for specific sites are the volume and/or type of waste allegedly contributed by the Company, the estimated amount of costs allocated to the Company and the participation of other parties.

     The Clean Air Amendments of 1990 direct the EPA to issue regulations governing nitrogen oxide emissions. In addition, these amendments require government studies to determine what controls, if any, should be imposed on utilities to control air toxic emissions. The impact that the nitrogen oxide emission regulations, and the air toxics study, will have on the Company cannot be determined at this time.

     Research is ongoing whether exposure to Electric and Magnetic Fields (EMFs) may results in adverse health effects or damage to the environment. Although a few of the studies to date have suggested certain associations between EMFs and some types of adverse health effects, the research to date has not established a cause-and-effect relationship between EMFs and adverse health effects. The Company cannot predict the impact on the Company or the electric utility industry if further investigations or proceedings were to establish that the present electricity delivery system is contributing to increased risk or incidence of health problems.

     Consolidated Taxes. The Texas Commission has historically allowed recovery in rates of an income tax component based on the Federal income tax incurred by a utility as if it were a stand-alone company. However, in two recent rate determinations, the Texas Commission reduced another Texas utility's cost of service tax expense by tax losses of an unregulated affiliated and other items. The Texas Supreme Court has agreed to review the decision of a court of appeals which determined that the Texas Public Utility Regulatory Act requires the Texas Commission to reduce rates by the tax benefit of losses of an unregulated affiliate.

     The Company believes that federal income taxes should be determined on a stand-alone basis for ratemaking purposes. Presently this issue does not have a significant effect on the Company

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Statements Of Income

CENTRAL POWER AND LIGHT COMPANY                For the Years Ended December 31,
                                                1993       1992        1991
                                                        (thousands)

Electric Operating Revenues
 Residential                                 $ 474,426  $ 432,295  $ 435,860
 Commercial                                    369,426    342,201    343,437
 Industrial                                    281,247    240,341    221,885
 Sales for resale                               45,369     50,342     48,834
 Other                                          53,060     48,244     48,714
                                             ---------  ---------  ---------
                                             1,223,528  1,113,423  1,098,730
                                             ---------  ---------  ---------
Operating Expenses and Taxes
 Fuel                                          350,268    306,939    303,428
 Purchased power                                64,025     17,160     15,041
 Other operating                               225,034    184,514    196,817
 Restructuring charges                          29,365       -          -
 Maintenance                                    81,352     61,399     68,092
 Depreciation and amortization                 131,825    129,131    127,341
 Taxes, other than Federal income               86,394     70,343     62,453
 Federal income taxes                           65,186     77,272     75,985
                                             ---------  ---------  ---------
                                             1,033,449    846,758    849,157
                                             ---------  ---------  ---------
Operating Income                               190,079    266,665    249,573
                                             ---------  ---------  ---------
Other Income and Deductions
 Mirror CWIP liability amortization             75,702     82,527     96,671
 Other                                           2,737      1,298      3,590
                                             ---------  ---------  ---------
                                                78,439     83,825    100,261
                                             ---------  ---------  ---------
Income Before Interest Charges                 268,518    350,490    349,834
                                             ---------  ---------  ---------
Interest Charges
 Interest on long-term debt                    112,939    125,476    124,987
 Interest on short-term debt and other          10,449      6,503      7,641
                                             ---------  ---------  ---------
                                               123,388    131,979    132,628
                                             ---------  ---------  ---------
Income Before Cumulative Effect of
 Changes in Accounting Principles              145,130    218,511    217,206

 Cumulative Effect of Changes in
   Accounting Principles                        27,295       -          -
                                             ---------  ---------  ---------
Net Income                                     172,425    218,511    217,206
 Preferred stock dividends                      14,003     16,070     19,844
                                             ---------  ---------  ---------
Net Income for Common Stock                  $ 158,422  $ 202,441  $ 197,362
                                             =========  =========  =========

Statements Of Retained Earnings

                                              For the Years Ended December 31,
                                                1993         1992      1991
                                                        (thousands)


Retained Earnings at Beginning of Year        $863,988   $854,659    $875,521
 Net income for common stock                   158,422    202,441     197,362
 Deduct:  Common stock dividends               172,000    193,000     215,000
          Preferred stock redemption costs         103        112       3,224

                                              --------   --------    --------
Retained Earnings at End of Year              $850,307   $863,988    $854,659
                                              ========   ========    ========

The accompanying notes to financial statements are an integral part of these statements.

Balance Sheets

CENTRAL POWER AND LIGHT COMPANY                          As of December 31,

                                                        1993          1992
                                                            (thousands)

ASSETS
Electric Utility Plant
 Production                                          $3,061,911    $3,051,969
 Transmission                                           351,584       329,400
 Distribution                                           765,266       715,633
 General                                                209,170       210,204
 Construction work in progress                          168,421        94,736
 Nuclear fuel                                           160,326       152,494
                                                     ----------    ----------
                                                      4,716,678     4,554,436
 Less - Accumulated depreciation                      1,263,372     1,148,348
                                                     ----------    ----------
                                                      3,453,306     3,406,088
                                                     ----------    ----------
Current Assets
 Cash and temporary cash investments                      2,435         3,666
 Special deposits                                         1,967       151,589
 Accounts receivable                                     23,850        20,296
 Materials and supplies, at average cost                 64,359        58,839
 Fuel inventory, at average cost                         16,934        29,259
 Deferred income taxes                                    4,831        31,289
 Unrecovered fuel costs                                  52,959          -
 Prepayments and other                                    2,255         2,198
                                                     ----------    ----------
                                                        169,590       297,136
                                                     ----------    ----------
Deferred Charges and Other Assets
 Deferred STP costs                                     489,773       490,458
 Mirror CWIP asset                                      331,845       341,865
 Income tax related regulatory assets                   266,597          -
 Other                                                   70,634        48,113
                                                     ----------    ----------
                                                      1,158,849       880,436
                                                     ----------    ----------
                                                     $4,781,745    $4,583,660
                                                     ==========    ==========

CAPITALIZATION AND LIABILITIES

Capitalization
 Common stock, $25 par value, authorized
   12,000,000 shares, issued and outstanding
   6,755,535 shares                                  $  168,888    $  168,888
 Paid-in capital                                        405,000       405,000
 Retained earnings                                      850,307       863,988
                                                     ----------    ----------
       Total Common Stock Equity                      1,424,195     1,437,876
                                                     ----------    ----------
 Preferred stock
   Not subject to mandatory redemption                  250,351       250,351
   Subject to mandatory redemption                       22,021        28,393
 Long-term debt                                       1,362,799     1,347,887
                                                     ----------    ----------
       Total Capitalization                           3,059,366     3,064,507
                                                     ----------    ----------
Current Liabilities
 Long-term debt and preferred stock due
   within twelve months                                   3,928       143,900
 Advances from affiliates                               171,165        91,766
 Accounts payable                                        79,604        60,392
 Accrued taxes                                           33,769        27,224
 Accrued interest                                        24,683        25,729
 Accrued restructuring charges                           29,365          -
 Other                                                   28,020        31,047
                                                     ----------    ----------
                                                        370,534       380,058
                                                     ----------    ----------
Deferred Credits
 Income taxes                                         1,057,453       727,953
 Investment tax credits                                 164,322       170,128
 Mirror CWIP liability and other                        130,070       241,014
                                                     ----------    ----------
                                                      1,351,845     1,139,095
                                                     ----------    ----------
                                                     $4,781,745    $4,583,660
                                                     ==========    ==========
The accompanying notes to financial statements are an integral part of these statements.

Statements of Cash Flows

CENTRAL POWER AND LIGHT COMPANY                For the Years Ended December 31,
                                                 1993       1992      1991
                                                         (thousands)

OPERATING ACTIVITIES
 Net Income                                    $172,425   $218,511  $217,206
 Non-cash Items Included in Net Income
    Depreciation and amortization               140,223    154,716   148,012
    Deferred income taxes and
      investment tax credits                     84,714     42,773    30,990
    Mirror CWIP liability amortization          (75,702)   (82,527)  (96,671)
    Restructuring charges                        29,365       -         -
    Cumulative effect of changes in
      accounting principles                     (27,295)      -         -
 Changes in Assets and Liabilities
    Accounts receivable                          (3,554)    (6,415)   12,473
    Fuel inventory                               12,325     (3,137)    1,175
    Accounts payable                             19,151      6,209     7,057
    Accrued taxes                                (9,311)    (2,165)   17,065
    Unrecovered fuel costs                      (57,386)    (1,195)    5,001
    Other                                        (6,388)   (23,020)  (23,199)
                                               --------   --------  --------
                                                278,567    303,750   319,109
                                               --------   --------  --------
INVESTING ACTIVITIES
 Construction expenditures                     (177,120)  (100,805)  (98,199)
 Other                                           (1,544)      (763)   (1,056)
                                               --------   --------  --------
                                               (178,664)  (101,568)  (99,255)
                                               --------   --------  --------
FINANCING ACTIVITIES
 Proceeds from issuance of
   long-term debt                               441,131    435,497      -
 Retirement of long-term debt                      (431)      (405)     (168)
 Reacquisition of long-term debt               (573,776)  (304,650)     (210)
 Retirement of preferred stock                   (6,578)    (7,050)   (7,050)
 Special deposits for reacquisition
   of long-term debt                            145,482   (145,482)     -
 Change in short-term debt                       79,399     29,618    21,523
 Payment of dividends                          (186,361)  (209,196) (235,674)
                                               --------   --------  --------
                                               (101,134)  (201,668) (221,579)
                                               --------   --------  --------
NET CHANGE IN CASH AND CASH EQUIVALENTS          (1,231)       514    (1,725)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                         3,666      3,152     4,877
                                               --------   --------  --------
CASH AND CASH EQUIVALENTS AT END OF YEAR       $  2,435   $  3,666  $  3,152
                                               ========   ========  ========

SUPPLEMENTARY INFORMATION
  Interest paid less amounts capitalized       $116,664   $130,078  $125,760
  Income taxes paid                               3,631     45,314    35,715
                                               ========   ========  ========

The accompanying notes to financial statements are an integral part of these statements.

Statements of Capitalization


CENTRAL POWER AND LIGHT COMPANY                        As of December 31,
                                                        1993        1992
                                                          (thousands)
COMMON STOCK EQUITY

                                                     $1,424,195  $1,437,876
                                                     ----------  ----------
PREFERRED STOCK
Cumulative $100 Par Value, Authorized 3,035,000 Shares
                         Number       Current
                        of Shares   Redemption
 Series                Outstanding     Price
  Not Subject to Mandatory
   Redemption
  4.00%                  100,000      $105.75            10,000       10,000
  4.20%                   75,000       103.75             7,500        7,500
  7.12%                  260,000       101.00            26,000       26,000
  8.72%                  500,000       102.91            50,000       50,000
    Auction Money Market 750,000       100.00            75,000       75,000
    Auction Series A     425,000       100.00            42,500       42,500
    Auction Series B     425,000       100.00            42,500       42,500
  Issuance Expense                                       (3,149)      (3,149)
                                                       --------     --------

                                                        250,351      250,351
                                                       --------     --------
  Subject to Mandatory
    Redemption
    10.05%               223,750       104.76            22,375       28,850
  Issuance Expense                                         (354)        (457)
                                                       --------     --------

                                                         22,021       28,393
                                                       --------     --------
LONG-TERM DEBT
  First Mortgage Bonds
    Series J, 6 5/8%, due January 1, 1998                 28,000      28,000
    Series L, 7%, due February 1, 2001                    36,000      36,000
    Series M, 8%, due November 1, 2003                      -         46,000
    Series O, 8 1/4%, due October 1, 2007                   -         75,000
    Series T, 7 1/2%, due December 15, 2014              111,700     111,700
    Series U, 9 3/4%, due July 1, 2015                    31,765      81,700
    Series Y, 9 3/4%, due June 1, 1998                      -        150,000
    Series Z, 9 3/8%, due December 1, 2019               140,000     148,000
    Series AA, 7 1/2%, due March 1, 2020                  50,000      50,000
    Series BB, 6%, October 1, 1997                       200,000     200,000
    Series CC, 7 1/4%, October 1, 2004                   100,000     100,000
    Series DD, 7 1/8%, December 1, 1999                   25,000      25,000
    Series EE, 7 1/2%, December 1, 2002                  115,000     115,000
    Series FF, 6 7/8%, due February 1, 2003               50,000        -

    Series GG, 7 1/8%, due February 1, 2008               75,000        -

    Series HH, 6%, due April 1, 2000                     100,000        -
    Series II, 7 1/2%, due April 1, 2023                 100,000        -

  Installment Sales Agreements - PCRBs
    Series 1974A, 7 1/8%, due June 1, 2004                8,700        8,955
    Series 1977, 6%, due November 1, 2007                34,235       34,235
    Series 1984, 7 7/8%, due September 15, 2014           6,330        6,330
    Series 1984, 10 1/8%, due October 15, 2014           68,870      139,200
    Series 1986, 7 7/8%, due December 1, 2016            60,000       60,000
    Series 1993, 6%, due July 1, 2028                   120,265         -

  Notes Payable, 6 1/2%, due December 8, 1995               448          651
  Unamortized Discount                                  (12,265)     (17,923)
  Unamortized Costs of Reacquired Debt                  (86,249)     (49,961)
                                                      ---------    ---------

                                                      1,362,799    1,347,887

                                                      ---------    ---------
TOTAL CAPITALIZATION                                 $3,059,366   $3,064,507
                                                      =========    =========

The accompanying notes to financial statements are an integral part of these statements.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Central Power and Light Company is subject to regulation by the SEC, under the Holding Company Act, and by the FERC, under the Federal Power Act, and follows the Uniform System of Accounts prescribed by the FERC. The Company is subject to further regulation for rates and other matters by the Texas Commission. The Company, as a member of the CSW System, engages in transactions and coordinates its activities and operations with other members of the CSW System. The most significant accounting policies are summarized below.

     Electric Utility Plant. Electric utility plant is stated at the original cost of construction which includes the cost of contracted services, direct labor, materials, overhead items and allowances for borrowed and equity funds used during construction.

     Depreciation. Provisions for depreciation of utility plant are computed using the straight-line method generally at individual rates applied to the various classes of depreciable property. The annual composite rates averaged 3.0% for each of the years 1993, 1992 and 1991.

     Nuclear Decommissioning. The Company's portion of the estimated costs of decommissioning STP is $85 million in 1986 dollars based on a site specific study completed in 1986. The Company will continue to review and update this cost estimate and a new study will be completed in 1994. The Company is recovering decommissioning costs through rates over the 38 year life of STP. The $4.2 million annual cost of decommissioning is reflected on the income statement as other operating expense. The funds received from customers applicable to decommissioning are paid to an irrevocable external trust and as such are not reflected on the Company's balance sheet. At December 31, 1993, the trust balance was $15.2 million.

     At the end of STP's 38 year life, decommissioning is expected to be accomplished using the decontamination method, which is one of three techniques acceptable by the NRC. Using this method the decontamination activities occur as soon as possible after the end of plant operation. Contaminated equipment is cleaned or removed to a permanent disposal location and the site is generally returned to its pre-plant state.

     Electric Revenues and Fuel. Prior to January 1, 1993, electric revenues generally were recorded at the time billings were made to customers on a cycle-billing basis. Electric service provided subsequent to billing dates through the end of each calendar month became part of electric revenues of the next month. To conform to general industry standards the Company in 1993 began accruing unbilled base revenues for electricity used by customers but not yet billed. This adjustment was recorded in 1993 as a cumulative effect of a change in accounting principle. The effect of this change on the Company's net income for 1993 was an increase of $45.4 million, or $29.5 million net of taxes. If this change in accounting method was applied retroactively, the effect on net income for 1992 and 1991 would have been immaterial.

     The cost of fuel is charged to expense as consumed. The cost of nuclear fuel is amortized to fuel expense based on a ratio of the estimated Btu's used and available to generate electric energy, and includes a provision for the disposal of spent nuclear fuel.

     The Company recovers fuel costs applicable to sales to wholesale customers, regulated by the FERC, through an automatic fuel adjustment clause.

     The Company recovers fuel costs in Texas as a fixed component of base rates. The difference between fuel revenues billed and fuel expense incurred is recorded as an addition to or a reduction of revenues, with a corresponding entry to unrecovered fuel cost or other current liabilities as appropriate. Over-recoveries of fuel are payable to customers, and under-recoveries may be billed to customers after Texas Commission approval.


     Accounts Receivable. The Company sells its accounts receivable, without recourse, to CSW Credit, Inc., a wholly owned subsidiary of CSW.

     Deferred STP Costs. In accordance with Texas Commission orders, the Company deferred plant costs for STP Units 1 and 2 incurred subsequent to their commercial operation dates until retail rates which included the units in rate base became effective. The deferred plant costs are amortized and recovered through rates over the life of the plant in increasing amounts. See NOTE 9, LITIGATION AND REGULATORY PROCEEDINGS for further discussion of the deferred accounting proceedings.

     Mirror CWIP. In accordance with Texas Commission orders, the Company previously recorded Mirror CWIP, which is being amortized over the life of STP, as more fully discussed in NOTE 9, LITIGATION AND REGULATORY PROCEEDINGS.

     Statements of Cash Flows. Cash equivalents are considered to be highly liquid debt instruments purchased with a maturity of three months or less. Accordingly, temporary cash investments and advances to affiliates are considered cash equivalents.

     Reclassification. Certain financial statement items for prior years have been reclassified to conform to the 1993 presentation.

     Accounting Changes. Effective January 1, 1993, the Company adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, SFAS No. 112, Employers' Accounting for Postemployment Benefits (See NOTE 8, BENEFITS PLANS), and SFAS No. 109, Accounting for Income Taxes (See NOTE 2, FEDERAL INCOME TAXES). The Company also changed its method of accounting for unbilled revenues (See Electric Revenues and Fuel above).

     The adoption of SFAS No. 109 had no effect on the Company's results of operations. The adoption of SFAS No. 112 and the change in accounting for unbilled revenues are presented as cumulative effect of changes in accounting principles as shown below:

                                Pre-Tax          Tax          Net Income
                                 Effect         Effect          Effect
                                              (thousands)

     SFAS No. 112               $(3,371)       $  1,180        $(2,191)
     Unbilled revenues           45,363         (15,877)        29,486
                                 ------         -------         ------
     Total                      $41,992        $(14,697)       $27,295
                                 ======         =======         ======
     Pro forma amounts, assuming that the change in accounting for unbilled revenues had been adopted retroactively, are not materially different from amounts previously reported for prior years.

2.  FEDERAL INCOME TAXES

     The Company, together with other members of the CSW System, files a consolidated Federal income tax return and participates in a tax sharing agreement.

     The Company adopted the provisions of SFAS No. 109, effective January 1, 1993. This standard had no impact on the Company's results of operations.

     SFAS No. 109 requires the recognition of deferred tax liabilities for income customers associated with temporary differences previously passed through to rate payers and the equity component of allowance for funds used during construction. In addition, SFAS No. 109 requires reclassification of certain deferred income tax liabilities to reflect the Company's obligation to reduce revenue requirements for deferred income taxes provided at rates higher than the current 35% Federal income tax rate.

     As a result, the Company recognized additional accumulated deferred income taxes and corresponding regulatory assets and liabilities to customers in amounts equal to future revenues or the reduction in future revenues that will be required when the income tax temporary differences reverse and are recovered or settled in rates.

     Components of Federal income taxes are as follows:

                                             1993        1992         1991
                                                      (thousands)
Included in Operating Expenses
  and Taxes
    Current                                $(19,690)   $ 34,336     $ 44,832
    Deferred                                 90,682      48,773       36,984
    Deferred ITC                             (5,806)     (5,837)      (5,831)
                                            -------     -------      -------
                                             65,186      77,272       75,985
                                            -------     -------      -------
Included in Other Income and
  Deductions
    Current                                     736         390       (1,963)
    Deferred                                   (162)       (163)        (163)
                                            -------     -------      -------
                                                574         227       (2,126)
                                            -------     -------      -------
Tax Effects of Cumulative Effects of
  Changes in Accounting Principles           14,697        -            -
                                            -------     -------      -------
                                           $ 80,457    $ 77,499     $ 73,859
                                            =======     =======      =======

Total income taxes differ from the amounts computed by applying the statutory income tax rates to income before taxes. The reasons for the differences are as follows:

                          1993      %       1992       %      1991       %

                                      (dollars in thousands)

Tax at statutory rates  $ 88,509   35.0   $100,643    34.0  $ 98,962    34.0
Differences
  Amortization of ITC     (5,806)  (2.3)    (5,789)   (2.0)   (5,789)   (2.0)
  Mirror CWIP            (22,989)  (9.1)   (24,652)   (8.3)  (29,463)  (10.1)
  Prior period
    adjustments           19,101    7.6       -         -       -         -
  Other                    1,642     .6      7,297     2.5    10,149     3.5
                         -------   ----    -------    ----   -------    ----
                        $ 80,457   31.8   $ 77,499    26.2  $ 73,859    25.4
                         =======   ====    =======    ====   =======    ====

     ITC deferred in prior years are included in income over the lives of the related properties.

The significant components of the net deferred income tax liability are as follows:

                                                  December 31,    January 1,
                                                     1993           1993
                                                         (thousands)
Deferred Tax Liabilities
  Property related book/tax
    basis differences                             $  745,164      $  640,275
  Income tax related regulatory
    assets                                           178,984         172,657
  Mirror CWIP asset                                  116,146         116,234
  Deferred STP costs                                 171,421         166,756
  Other                                               37,989          38,061
                                                   ---------       ---------
Total Deferred Tax Liabilities                    $1,249,704      $1,133,983
                                                   ---------       ---------
Deferred Tax Assets
  Income tax related regulatory
    liabilities                                      (85,675)       (105,370)
  Mirror CWIP liability                              (38,150)        (62,799)
  Unamortized ITC                                    (57,513)        (57,843)
  Alternative minimum tax                            (15,744)        (13,402)
                                                   ---------       ---------
Total Deferred Tax Assets                           (197,082)       (239,414)
                                                   ---------       ---------
Net Accumulated Deferred Income
  Taxes-Total                                     $1,052,622      $  894,569
                                                   =========       =========
Net Accumulated Deferred Income
  Taxes-Noncurrent                                $1,057,453      $  925,858
Net Accumulated Deferred Income
  Taxes-Current                                       (4,831)        (31,289)
                                                   ---------       ---------
Net Accumulated Deferred Income
  Taxes-Total                                     $1,052,622      $  894,569
                                                   =========       =========
3.  LONG-TERM DEBT

     The mortgage indenture, as amended and supplemented, securing first mortgage bonds issued by the Company, constitutes a direct first mortgage lien on substantially all electric utility plant.

     Annual Requirements. Certain series of the Company's outstanding first mortgage bonds have annual sinking fund requirements which are generally one percent of the greatest amount outstanding at any time of each series of first mortgage bonds issued. These requirements may be, and have historically been, satisfied by the application of net expenditures for bondable property in an amount equal to 166-2/3% of the annual requirements. Series J, L, and Z first mortgage bonds are subject to this annual sinking fund requirement.

     At December 31, 1993, the annual sinking fund requirements exclusive of maturities, and the annual aggregate maturities including sinking fund requirements, of long-term debt are as follows:

                       Annual Sinking           Annual Aggregate
                     Fund Requirements             Maturities
                                      (thousands)
        1994                2,120                      3,299
        1995                2,120                      3,563
        1996                2,120                      3,135
        1997                2,120                    203,155
        1998                1,840                     30,895

     Dividends. The Company's mortgage indenture, as amended and supplemented, contains certain restrictions on the payment of common stock dividends. At December 31, 1993, $630 million of retained earnings were available for the payment of cash dividends to CSW.

     Reacquired Long-Term Debt. During 1993, the Company issued first mortgage bonds, the proceeds of such offerings were used to refinance higher cost debt in order to lower the embedded cost of long-term debt.

     The premiums and reacquisition costs of reacquired long-term debt are included in long-term debt on the balance sheets and are being amortized over 5 to 35 years. Reference is made to ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, for additional information on reacquired long-term debt.

     Due Within Twelve Months. In December 1992, the Company issued Series DD and EE first mortgage bonds in the aggregate amount of $140 million to reacquire Series K, N and P first mortgage bonds in January 1993. Accordingly, at December 31, 1992, the Company reclassified these bonds totaling $140 million from long-term debt on the balance sheet to current liabilities, long-term debt and preferred stock due within twelve months.

4. PREFERRED STOCK

     The dividends on the Company's $160 million auction preferred stocks are adjusted every 49 days, based on current market rates. The dividend rate averaged 2.7%, 3.6%, and 5.5% during 1993, 1992 and 1991.

     The Company's 10.05%, $100 par value preferred stock requires a mandatory sinking fund sufficient to retire 35,250 shares annually until January 31, 2001, and a specified number of shares in each 12-month period thereafter. The sinking fund redemption price is $100 per share. The portion to be retired within twelve months is reflected as such on the balance sheet under current liabilities.

     Each series of preferred stock, with the exception of the 10.05% Series and the auction preferred stock, is redeemable at the option of the Company upon 30 days notice at the current redemption price per share. Redemption prices of the 8.72% and 10.05% Series decline at specified intervals in future years. The 10.05% Series is redeemable as of February 1, 1994. The Company's three issues of auction preferred stock may be redeemed at par on any dividend payment date.

     The premiums and reacquisition costs of reacquired preferred stock are treated as a reduction to retained earnings.

5. SHORT-TERM FINANCING

     The Company, together with other members of the CSW System, has established a money pool to coordinate short-term borrowings through the issuance of CSW's commercial paper. Money pool borrowings are shown as advances from affiliates on the balance sheet. At December 31, 1993, the CSW System had bank lines of credit aggregating $797 million, including the Company's lines of credit, to back up its commercial paper program. Short-term cash surpluses transferred to the money pool receive interest income in accordance with the money pool arrangement.

6.  FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

     Cash, temporary cash investments, special deposits and short-term debt. The carrying amount approximates fair value because of the short maturity of those instruments.

     Long-term debt. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for the debt of the same or similar remaining maturities.

     Preferred stock subject to mandatory redemption. The fair value of this preferred stock is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for preferred stock with the same or similar remaining redemption provisions.

The estimated fair values of the Company's financial instruments are as follows:

                                     1993                        1992

                              Carrying       Fair        Carrying        Fair
                              Amount         Value        Amount         Value
                                                (thousands)
Cash and temporary
  cash investments          $    2,435   $    2,435    $    3,666  $    3,666
Special deposits                 1,967        1,967       151,589     151,589
Short-term debt                171,165      171,165        91,766      91,766
Long-term debt               1,362,799    1,456,533     1,347,887   1,424,128
Preferred stock subject
  to mandatory redemption       22,021       23,086        28,393      29,766
Long-term debt and
  preferred stock due
  within twelve months           3,928        4,096       143,900     149,632

7. BENEFIT PLANS

     Defined Benefit Pension Plan. The Company, together with other members of the CSW System, maintains a tax qualified, non-contributory defined benefit pension plan covering substantially all of its employees. Participants in the plan during 1993 included approximately 2,300 active employees, 1,200 retirees and beneficiaries and 300 terminated employees with vested benefits. Benefits are based on employees' years of service, age at retirement and final average annual earnings with an offset for the participant's primary Social Security benefit. The CSW System's funding policy is based on actuarially determined contributions, taking into account amounts deductible for income tax purposes and minimum contributions required by ERISA. Contributions to the plan for the years ended December 31, 1993, 1992 and 1991 were $11.0 million, $11.7 million and $10.1 million, respectively. Pension plan assets consist primarily of common stocks and short- and intermediate-term fixed income investments.

     The components of net periodic pension cost and the assumptions used in accounting for pensions are as follows:

                                              1993       1992       1991
                                                      (thousands)
Net Periodic Pension Cost
  Service cost                             $ 5,228     $ 4,834    $ 4,324
  Interest cost on projected
    benefit obligation                      14,878      13,686     12,072
  Actual return on plan assets             (18,079)    (11,750)   (26,785)
  Net amortization and deferral                 68      (5,330)    12,269
                                            ------      ------     ------
                                           $ 2,095     $ 1,440    $ 1,880
                                            ======      ======     ======
Assumptions:
  Discount rate                               7.75%       8.50%      8.50%
  Long-term compensation increase             5.46%       5.96%      5.96%
  Return on plan assets                       9.50%       9.50%      9.50%

     As of December 31, 1993 and 1992, the plan's net assets exceeded the total actuarial present value of accumulated benefit obligations.

          Postretirement Benefits Other Than Pensions. The Company adopted SFAS No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions, January 1, 1993. The adoption resulted in an increase in operating of $5.9 million for 1993. The Company's accumulated postretirement benefit obligation was $66.5 million. The transition obligation was $58.0 million and is being amortized over twenty years. In prior years the Company accounted for these benefits on a pay-as-you-go basis. Expenses for 1992 and 1991 were $3.8 million and $3.5 million, respectively. The CSW System's funding policy is based on actuarially determined contributions taking into account amounts which are deductible income tax purposes. The Company contributed approximately $8.6 million in 1993.

     The components of net periodic postretirement benefit cost and the assumptions used in accounting for postretirement benefits are as follows:

                                                               1993
                                                            (thousands)
Net Periodic Postretirement Benefit Cost
  Service cost                                                 $2,257
  Interest cost on accumulated postretirement
    benefit obligation                                          5,505
  Actual return on plan assets                                   (249)
  Amortization of transition obligation                         2,900
  Net amortization and deferral                                  (703)
                                                                -----
                                                               $9,710
                                                                =====
Assumptions:
  Discount rate                                                  7.75%
  Return on plan assets                                          9.00%

Health Care Cost Trend Rate Assumptions:
  Pre-65 Participants: 1993 Rate of 12.50% grading down .75% per year to an ultimate rate of 6.5% in 2001.

  Post-65 Participants: 1993 Rate of 12.00% grading down .75% per year to an ultimate rate of 6.0% in 2001.

     Increasing the assumed health care cost trend rates by one percentage point in each year would increase the APBO as of December 31, 1993 by $8.8 million and increase the aggregate of the service and interest cost components of net postretirement benefits by $1.2 million.

     Postemployment Benefits. In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, Employers' Accounting for Postemployment Benefits. This statement requires the accrual method of accounting for certain types of postemployment benefits provided to former or inactive employees after employment, but before retirement. This new standard requires that the expected costs of these benefits be accrued during the period employees render service to qualify for benefits. The most significant costs for the Company are the continued medical and salary benefits during long-term disability. Effective January 1, 1993, the Company adopted SFAS No. 112 and the effect of the change on 1993 income was $2.2 million reflected in cumulative effect of changes in accounting principles.

     Restructuring Charges. The Company recently announced an early retirement program as a part of the Company's restructuring efforts in order to streamline operations and reduce future costs. It is anticipated that this restructuring will affect employee benefit costs incurred by the Company in future periods. Due to the timing of the implementation of the program, many variables regarding specific costs cannot be identified until mid-1994. As a result, no adjustments have been made to the employee benefit cost data presented above.

8. JOINTLY OWNED ELECTRIC UTILITY PLANT

     The Company is party to joint ownership agreements with nonaffiliated entities. Such agreements provide for the joint ownership and operation of STP consisting of two nuclear generating units. The Company also has a joint ownership agreement with other members of the CSW System and nonaffiliated entities to provide for the joint ownership and operation of Oklaunion and its related facilities. The statements of income reflect the Company's portion ofoperating costs associated with jointly owned plant in service. At December 31, 1993, the Company had interests in the generating stations and related facilities as shown below:

                                             STP               Oklaunion
                                              (dollars in thousands)
Plant in service                         $2,340,336             $36,045
Accumulated depreciation                   $318,101              $7,058
Plant capacity - mw                           2,500                 676
Participation                                  25.2%                7.8%
Share of capacity - mw                          630                  53

9. LITIGATION AND REGULATORY PROCEEDINGS

STP
     Introduction. The Company owns 25.2% of STP, a two-unit nuclear power plant which is located near Bay City, Texas. In addition to the Company, HLP, the Project Manager, owns 30.8%, San Antonio owns 28.0%, and Austin owns 16.0%. STP Unit 1 was placed in service in August 1988 and STP Unit 2 was placed in service in June 1989.

     STP Final Orders. In October 1990, the Texas Commission issued a final order (STP Unit 1 Order) which fully implemented a stipulated agreement filed in February 1990 to resolve dockets then pending before the Texas Commission. In December 1990, the Texas Commission issued a final order (STP Unit 2 Order) which fully implemented a stipulated agreement to resolve all issues regarding the Company's investment in STP Unit 2.

     The STP Unit 1 Order allowed the Company to increase retail base rates by $144 million. This base rate increase made permanent a $105 million interim base rate increase placed into effect in March 1990 and a $39 million interim base rate increase placed into effect in September 1989. The STP Unit 2 Order provided for a retail base rate increase of $120 million effective January 1, 1991. The STP Unit 1 Order also provided for the deferral of operating expenses and carrying costs on STP Unit 2. A prior Texas Commission order (see "Deferred Accounting" below) had authorized deferral of STP Unit 1 costs. Such costs are being recovered through rates over the remaining life of STP. Also, the STP Unit 1 Order authorized use of Mirror CWIP, pursuant to which the Company recognized $360 million of carrying costs as deferred costs, and established a corresponding liability to customers recorded in Mirror CWIP liability and other deferred credits on the balance sheets. In compliance with the order, carrying costs collected through rates during periods when CWIP was included in rate base were recognized as a loan from customers. The loan is being repaid through lower rates from 1991 through 1995, which approximates the length of time during which the carrying costs were collected from customers. The Mirror CWIP liability is being reduced by the recognition of non-cash income during the period 1991 through 1995.

     The STP Unit 1 and 2 Orders resolved all issues pertaining to the reasonable original costs of STP and the appropriate amount to be included in rate base. Pursuant to the Texas Commission orders, the original cost of the Company's total investment in STP is included in rate base.

     As part of the stipulated agreement, the Company has agreed to freeze base rates from January 1, 1991 through 1994, subject to certain force majeure events including double-digit inflation, major tax increases, extraordinary increases in operating expenses or serious declines in operating revenues. The Company may file for increases in base rates, which would be effective after 1994 and subject to certain limitations. The fuel portion of customers' bills is subject to adjustment following the normal review and approval by the Texas Commission.

     The stipulated agreements, as discussed above, were entered into by the Company, the Texas Commission Staff and a majority of intervenors including major cities in the Company's service territory and major industrial customers. These intervenors represent a significant majority of the Company's customers. The Company and the TSA reached agreements, which were subsequently approved by the Texas Commission Staff and other signatories, whereby TSA agreed not to oppose the stipulated agreements in any respect, except with regard to deferred accounting and rate design issues in the STP Unit 1 Order. OPUC and a coalition of low-income customers declined to enter into the stipulated agreements.

     In January 1991, the TSA, OPUC and the coalition of low-income customers filed appeals of the STP Unit 1 Order in District Court requesting reversal of the deferred accounting for STP Unit 2 and other aspects of that
order.   In March 1991, the TSA, OPUC and the coalition of low-income customers filed appeals of the STP Unit 2 Order in the District Court requesting reversal of that order. These appeals are pending before the District Court. If these orders are ultimately reversed on appeal, the stipulated agreements would be nullified and the Company could experience a significant adverse effect on its results of operations. However, the parties to the stipulated agreement, should it be nullified, are bound to renegotiate and try to reach a revised agreement that would achieve the same results. Management believes that the STP Unit 1 and 2 Orders will be upheld.

     Deferred Accounting. The Company was granted deferred accounting for STP Unit 1 and 2 costs by Texas Commission orders. These orders allowed the Company to defer post-in-service operating and maintenance costs, including taxes and depreciation, and carrying costs until these costs were reflected in retail rates. Deferred accounting had an immediate positive effect on net income in the years allowed, but cash earnings were not increased until rates went into effect reflecting STP in service (see "STP Final Orders" above). The total deferrals for the periods affected were approximately $492 million with an after-tax net income effect of approximately $325 million. This total deferral included approximately $270 million of pre-tax debt carrying costs. Pursuant to the STP Unit 1 and 2 Orders, the Company's retail rates include recovery of all STP Unit 1 and 2 deferrals over the remaining life of the plant.

     In July 1989, OPUC and the TSA filed appeals of the Texas Commission's final order in District Court requesting reversal of deferred accounting for STP Unit 1. In September 1990, the District Court issued a judgment affirming the Texas Commission's order for STP Unit 1, which was subsequently appealed to the Court of Appeals by OPUC and the TSA. The hearing of the Company's STP Unit 1 deferred accounting order was combined by the Court of Appeals with similar appeals of HLP deferred accounting orders.

     In September 1992, the Court of Appeals issued a decision that allows the Company to include STP Unit 1 deferred post-in-service operating and maintenance costs in rate base. However, the Court of Appeals held that deferred post-in-service carrying costs could not be included in rate base, thereby prohibiting the Company from earning a return on such costs.

     After the Court of Appeal's denial of each party's motion for rehearing of the decision, the Company and the Texas Commission in December 1992 filed Applications for Writ of Error petitioning the Supreme Court of Texas to review the September 1992 decision denying rate base treatment of deferred post-in-service carrying costs by the Court of Appeals. Additionally, the TSA and OPUC filed Applications for Writ of Error petitioning the Supreme Court of Texas to reverse the Court of Appeal's decision, challenging generally the legality of deferred accounting for or rate base treatment of any deferred costs. In May 1993, the Supreme Court of Texas granted the Company's application for writ of error. The Company's case was consolidated with the deferred accounting cases of El Paso Electric Company and HLP. Oral arguments were heard in September 1993 and the Supreme Court's decision is pending.

     If the Company's orders granting deferred accounting were ultimately reversed and not favorably revised, the Company could experience a material adverse effect on its results of operations. While management cannot predict the ultimate outcome of the deferred accounting appeal, management believes the Company will successfully receive approval of its deferred accounting orders or will be successful in renegotiation of its rate orders, so that there will be no material adverse effect on the Company's results of operations or financial condition.

     STP Outage. In February 1993, Units 1 and 2 of STP were shut down by HLP, the Project Manager, in an unscheduled outage resulting from mechanical problems relating to two auxiliary feedwater pumps. HLP determined that the units would not be restarted until the equipment failures had been corrected and the NRC briefed on the causes of these failures and the corrective actions that were taken. The NRC formalized that commitment in a confirmatory action letter, and sent an Augmented Inspection Team to STP to review the matter. In March 1993, the NRC began a diagnostic evaluation of STP. Conducted infrequently, diagnostic evaluations are broad-based evaluations of overall plant operations and are intended to review the strengths and weaknesses of the licensee's performance and to identify the root cause of performance problems. During and subsequent to the June 1993 completion of the evaluation, the NRC supplemented its confirmatory action letter to identify additional issues to be resolved and verified by the NRC before restart of STP. Such issues included the need to reduce backlogs of engineering and maintenance work and to simplify work processes which placed excessive burdens on operating and other plant personnel. The report also identified the need to strengthen management communications, oversight and teamwork as well as the capability to identify and correct the root causes of problems.

     The NRC announced in June 1993 that STP was placed on its "watch list" of plants with "weaknesses that warrant increased NRC attention." Plants on the watch list are subject to closer NRC oversight. STP will remain on the NRC's watch list until both units return to service and a period of good performance is demonstrated.

     During the outage, the necessary improvements have been made by HLP to address the issues in the confirmatory action letter, as supplemented. On February 15, 1994, the NRC agreed that the confirmatory action letter issues had been resolved with respect to Unit 1, and that it supported HLP's recommendation that Unit 1 was ready to restart. Unit 1 restarted in late February 1994 and operated at low power for three days. The Project Manager then shut down Unit
1 due to a problem with a steam generator feedwater valve and a steam generator tube leak. The Project Manager expects to make the necessary repairs and restart Unit 1 in late March 1994, although additional delays may occur.

     While many of the corrective actions taken are common to both units, HLP must demonstrate to the NRC that these issues are also resolved with respect to Unit 2 before it is restarted. HLP estimates that Unit 2 will restart during the second quarter of 1994 after the completion of refueling, which began in March 1993 but was delayed in order to focus on the issues discussed above. The outage has not affected the Company's ability to meet customer demands because of existing capacity and the Company's ability to purchase additional energy from affiliates and nonaffiliates.

     During 1993, the NRC imposed a total of $500,000 in fines against HLP in connection with violations of NRC requirements that occurred prior to the February 1993 shut down. No fines have been imposed for activities subsequent to the shut down. The Company has paid its portion (25.2%) of the cost of fines.

     The Company's share of increased non-fuel operation and maintenance costs in 1993, related to the outage at STP, necessary to effect the needed improvements were approximately $29 million, and were expensed as incurred. Included in these expenses were detailed inspections of both units' steam generators, and the acceleration of certain maintenance activities from 1994 to 1993. This acceleration is expected to eliminate the need for any planned outages for either unit in 1994. The 1994 budgeted STP non-fuel operation and maintenance expenses are expected to be significantly lower than the 1993 actual expenses; but even though lower, they are expected to be sufficient to continue enhancements that will result in improved long-term performance of STP.

     Pursuant to the substantive rules of the Texas Commission, the Company generally is allowed to recover its fuel costs through a fixed fuel factor. These fuel factors are in the nature of temporary rates, and the Company's collection of revenues by such fuel factors is subject to adjustment at the time of a fuel reconciliation proceeding before the Texas Commission. The difference between fuel revenues billed and fuel expense incurred is recorded as an addition to or a reduction of revenues, with a corresponding entry to unrecovered fuel cost or other current liabilities, as appropriate. Any fuel costs (not limited to under- or over-recoveries) which the Texas Commission determines as unreasonable in a reconciliation proceeding are not recoverable from customers.

     During the outage, the Company's fuel and purchased power costs have been, and are expected to continue to be, increased as the power normally generated by STP must be replaced through sources with higher costs. It is unclear how the Texas Commission will address the reasonableness of higher costs associated with the outage. At January 31, 1993, before the start of the STP outage, the Company had an over-recovered fuel balance of $5.2 million, exclusive of interest. At January 31, 1994, the Company's under-recovered fuel balance was $55.7 million, exclusive of interest. This under-recovery of fuel costs, while due primarily to the STP outage, was also affected by changes in fuel prices and timing differences. The Company cannot accurately estimate the amount of any future under- or over-recoveries due to the unpredictable nature of the above factors. Although there is the potential for disallowance of fuel-related costs, such determination cannot be made until fuel costs are reconciled with the Texas Commission. If a significant portion of fuel costs were disallowed by the Texas Commission, the Company could experience a material adverse effect on its results of operations in the year of any disallowance. The Company is required by Texas Commission's rules to file a reconciliation of its fuel costs by May 1, 1994. However, the Texas Commission Staff is proposing a revised filing deadline that would not require the Company to file before the fourth quarter of 1994.

     In July 1993, the Company filed a fuel surcharge petition, which is separate from a fuel reconciliation proceeding, with the Texas Commission to comply with the mandatory provisions of the Texas Commission's fuel rules. The petition requested approval of a customer surcharge to recover under-recovered fuel and purchased power costs resulting from the STP outage, increased natural gas costs and other factors. The petition also requested that the Texas Commission postpone consideration of the surcharge until the STP outage concluded or at the time fuel costs are next reconciled as discussed above. In August 1993, a Texas Commission ALJ granted the Company's request to postpone consideration of the surcharge. In January 1994, the Company updated its fuel surcharge petition to reflect amounts of under-recovery through November 1993. Likewise, the Company requested and was granted postponement of the updated petition until the STP outage concluded or at the time fuel costs are next reconciled.

     Management believes that the operating outage at STP will not have a material effect on its financial condition or on its results of operations.

     Rate Case Filings. During December 1993 and January 1994, several cities (Cities) in the Company's service territory exercised their rights to require the Company to file rate cases to determine if its rates are fair, just and reasonable. The Cities, together, account for approximately 40% of the Company's base revenues. The governing bodies of these Cities have original jurisdiction over rates only within their incorporated limits. The Cities have ordered the Company to file rate cases by various dates from February 17 through March 18, 1994, with hearings scheduled in February and March 1994.

     The Cities have informed the Company that this rate review was precipitated by the outage at STP leading the Cities to question whether STP should continue to be included in the Company's rate base. Further, the Cities question whether the Company is earning an excessive return on equity. In February 1994, a consultant for the Cities filed its report with the Cities. The consultant recommended that STP Unit 2 be removed from the Company's rate base, resulting in a reduction of the Company's total base revenues of $106.5 million. The consultant did not recommend a reduction in revenues relating to STP Unit 1, nor did it suggest a revenue reduction for its contention that the Company's earnings have been excessive, but it suggested that those issues be reserved for future proceedings if circumstances warrant action. Furthermore, the consultant made no recommendations concerning STP operation and maintenance expenses.

     The Company contends that both units of STP belong in rate base because of the long-term benefits nuclear generation provides to customers. The Company is not aware of any Texas Commission precedent directly supporting the removal of a nuclear plant from rate base because of outages of the duration experienced by Unit 1 and expected for Unit 2. The Company also believes that its return on equity is below the level specified for the rate freeze period in accordance with the stipulated agreement entered into by the Company and parties to its last rate order, including the Cities. This rate order does not restrict the Cities from exercising their original jurisdiction over rates during the rate freeze period. The Texas Commission has appellate jurisdiction over rates set by municipalities.

     In February and early March 1994, some of the Cities passed resolutions ordering the Company to reduce rates by $73 million, if applied on a total company basis. These Cities' revenues represent approximately 20% of the Company's total base revenues. The orders only affect the rates of customers who take service within these Cities' limits. The orders call for rates to be reduced in April unless, on appeal, the Texas Commission takes action which would stay their effectiveness. The Company has appealed these orders to the Texas Commission seeking the actions necessary to stay their effectiveness. The Company cannot predict if other cities acting in their capacity as regulatory authorities will initiate similar proceedings.

     In December 1993, a complaint was filed at the Texas Commission by a customer of the Company who takes service outside of municipal limits, where the Texas Commission has original jurisdiction. The complaint seeks a review of the Company's rates due to the outage at STP. The Texas Commission has docketed the proceeding, but has taken no other action in the matter. In March 1994, the OPUC and General Counsel petitioned the Texas Commission to review the Company's rates. Any rate orders which might ultimately be entered as a result of these filings would affect customers served by the Company in all areas where individual city regulatory authorities do not have original jurisdiction.

     Management cannot predict the ultimate outcome of these rate filings, although management believes that their ultimate resolution will not have a material adverse effect on the Company's results of operations or financial condition.

     Westinghouse Litigation. The Company and other owners of STP are plaintiffs in a lawsuit filed October 1990 in the District Court in Matagorda County, Texas against Westinghouse, seeking damages and other relief. The suit alleges that Westinghouse supplied STP with defective steam generator tubes that are susceptible to stress corrosion cracking. Westinghouse filed an answer to the suit in March 1992, denying the plaintiff's allegations. The suit is currently in the discovery phase.

     Inspections during the current STP outage have detected early signs of stress corrosion cracking in tubes at STP Unit 1, but the resulting remedial measures to date have not resulted in a material expense to the Company. Management believes that any additional problems would develop gradually and could be monitored by the operators of STP. An accurate estimate of the costs of remedying any further problems currently is unavailable due to many uncertainties, including among other things, the timing of repairs, which may coincide with scheduled outages, and the recoverability of amounts from Westinghouse and any insurers. Management believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations.


     General. The Company is party to various other legal claims, actions and complaints arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the Company's results of operations or financial condition.

10. COMMITMENTS AND CONTINGENT LIABILITIES

     It is estimated that the Company will spend approximately $187 million for construction purposes in 1994. Substantial commitments have been made in connection with the construction program.

     To supply a portion of the fuel requirements of its generating plants, the Company has entered into various commitments for the procurement of fuel.

Nuclear Insurance

     In connection with the licensing and operation of STP, the owners have purchased the maximum limits of nuclear liability insurance, as required by law, and have executed indemnification agreements with the NRC in accordance with the financial protection requirements of the Price-Anderson Act.

     The Price-Anderson Act, a comprehensive statutory arrangement providing limitations on nuclear liability and governmental indemnities is in effect until August 1, 2002. The limit of liability under the Price-Anderson Act for licensees of nuclear power plants is $9.3 billion per incident effective February 1994. The owners of STP are insured for their share of this liability through a combination of private insurance amounting to $200 million and a mandatory industry-wide program for self-insurance totaling $9.1 billion. The maximum amount that each licensee may be assessed for each licensed reactor under the industry-wide program of self-insurance following a nuclear incident at an insured facility is $75.5 million which may be adjusted for inflation plus a five percent charge for legal expenses, but not more than $10 million per reactor for each nuclear incident in any one year. The Company and each of the other STP owners are subject to such assessments, which the Company and the other owners have agreed will be borne on the basis of their respective ownership interests in STP. For purposes of these assessments, STP has two licensed reactors.

    The owners of STP currently maintain on-site decontamination liability and property damage insurance in the amount of $2.7 billion provided by American Nuclear Insurers (ANI) and the Nuclear Electric Insurance Limited (NEIL) II program. Policies of insurance issued by ANI and NEIL II stipulate that policy proceeds must be used first to pay decontamination and clean-up costs, before being used to cover direct losses to property. The Company and the other owners of STP have entered into an agreement that provides for the total cost of decontamination liability and property insurance for STP (including premiums and assessments) to be shared pro rata based upon each owner's respective ownership interests in STP.

     The Company purchases, for its own account, business interruption and extra expense insurance under the NEIL I Business Interruption and/or Extra Expense Program. This insurance will reimburse the Company for extra expenses incurred, up to $1.7 million per week, for replacement generation or purchased power as the result of a covered accident that shuts down production at STP for more than 21 weeks. The maximum amount recoverable for Unit 1 is $103.4 million and for Unit 2 is $105.9 million. The Company is subject to an additional assessment up to approximately $2.2 million for the current policy year in the event that losses as a result of a covered accident at a nuclear facility insured under NEIL I exceeds the accumulated funds available under the NEIL I Business Interruption and/or Extra Expense Program.

11. QUARTERLY INFORMATION (UNAUDITED)

     The following unaudited quarterly information includes, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such amounts:

                                       Electric
                                       Operating  Operating         Net
                                       Revenues    Income          Income
Quarter Ended                                      (thousands)

1993
  March 31                             $240,910     $41,346       $28,598
    Adjustment                           (2,656)     (1,753)       25,962
                                        -------      ------        ------
  March 31 Restated                    $238,254     $39,593       $54,560
                                        =======      ======        ======

  June 30                               298,863      55,400        42,334
    Adjustment                           17,190      11,345        11,345
                                        -------      ------        ------
  June 30 Restated                     $316,053     $66,745       $53,679
                                        =======      ======        ======

  September 30                          383,087      85,916        75,510
    Adjustment                            4,103       2,522         2,102
                                        -------      ------        ------
  September 30 Restated                $387,190     $88,438       $77,612
                                        =======      ======        ======

  December 31 (1)                      $282,031     $(4,697)     $(13,426)
                                        =======      ======        ======
1992
  March 31                             $227,513     $46,838       $34,022
  June 30                               267,959      60,984        47,527
  September 30                          338,215      95,474        83,426
  December 31                           279,736      63,369        53,536

(1) Operating and net income includes the effect of a pre-tax charge of $29 million related to the Company's restructuring as discussed in ITEM 7. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Restructuring.

     Quarterly information for 1993 has been restated to reflect the change in accounting for unbilled revenues and the adoption of SFAS No. 112, Employers' Accounting for Postemployment Benefits See NOTE 1, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These changes were made in December 1993, but were effective January 1, 1993.

     Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Central Power and Light Company:

     We have audited the accompanying balance sheets and statements of capitalization of Central Power and Light Company (a Texas corporation and wholly owned subsidiary of Central and South West Corporation) as of December 31, 1993 and 1992, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Power and Light Company as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.
     In 1993, as discussed in the Notes to the financial statements, the Company changed its methods of accounting for unbilled revenues, postretirement benefits other than pensions, income taxes and postemployment benefits.
     Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental schedules V, VI, IX, X and
Exhibit 12 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules and exhibit have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen & Co.


Dallas, Texas
February 25, 1994

REPORT OF MANAGEMENT

     Management is responsible for the preparation, integrity and objectivity of the financial statements of Central Power and Light Company as well as all other information contained in this report. The financial statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis and, in some cases, reflect amounts based on the best estimates and judgments of management, giving due consideration to materiality. Financial information contained elsewhere in this report is consistent with that in the financial statements.
     The Company maintains an adequate system of internal controls to provide reasonable assurance that transactions are executed in accordance with management's authorization, that financial statements are prepared in accordance with generally accepted accounting principles and that the assets of the Company are properly safeguarded. The system of internal controls is documented, evaluated and tested by the Company's internal auditors on a continuing basis. Due to the inherent limitations of the effectiveness of internal controls no internal control system can provide absolute assurance that errors and irregularities will not occur. However, management strives to maintain a balance, recognizing that the cost of such a system should not exceed the benefits derived. No material internal control weaknesses have been reported to management.
     Arthur Andersen & Co. was engaged to audit the financial statements of the Company and issue a report thereon. Their audit was conducted in accordance with generally accepted auditing standards. Such standards require an examination of selected transactions and other procedures sufficient to provide reasonable assurance that the financial statements are not misleading and do not contain material errors. The Report of Independent Public Accountants does not limit the responsibility of management for information contained in the financial statements and elsewhere in the report.





                                   Robert R. Carey
                                   President and Chief Executive Officer





                                   Melanie J. Richardson
                                   Vice President and Treasurer





                                   David P. Sartin
                                   Controller and Secretary

REPORT OF AUDIT COMMITTEE

     The Audit Committee of the Board of Directors is composed of six outside directors. The members of the Audit Committee are: Robert A. McAllen, Chairman, Jim L. Peterson, Ruben M. Garcia, H. Lee Richards, Pete Morales, Jr. and S. Loyd Neal, Jr. The Committee held two meetings during 1993.
     The Committee oversees the Company's financial reporting process on behalf of the Board of Directors. The Committee discusses with the internal auditors and the independent public accountants the overall scope and specific plans for their respective audits. The Committee also discusses the Company's financial statements and the adequacy of internal controls. The Committee meets regularly with the Company's internal auditors and independent public accountants to discuss the results of their audits, their evaluations of internal controls, and the overall quality of the Company's financial reporting. The meetings are designed to facilitate any private communication with the Committee desired by the internal auditors or independent public accountants.




                                   Robert A. McAllen
                                   Chairman, Audit Committee



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.
                                   PART III


     CSW common stock amounts in ITEM 11 and ITEM 12 reflect the two-for-one common stock split, effected by a 100% common stock dividend paid March 6, 1992 to shareholders of record on February 10, 1992.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) The following is a list of directors of the Company, together with certain information with respect to each of them:


                  Name, Age, Principal                                Year
             Occupation, Business Experience                      First Became
                and Other Directorships                             Director


E. R. BROOKS. . . . . . . . . . . . . . . . . . . AGE - 56            1991

Chairman, President and CEO of CSW since February 1991.
President of CSW from September 1990 to February 1991.
President and Chief Operating Officer of CSW from
January 1990 to September 1990 and Executive Vice
President of CSW from 1987 to 1989. Director of CSW and each of its subsidiaries. Director of Hubbell, Electric, Inc. and of Baylor University Medical Center,
Dallas, Texas.

ROBERT R. CAREY. . . . . . . . . . . . . . . . . .AGE - 56            1989

President and CEO of the Company since January 1990.
Executive Vice President and Chief Operating Officer of the Company from 1989 to 1990. Vice President,
Operations of the Company from 1988 to 1989. Director of Corpus Christi National Bank, Corpus Christi, Texas.

RUBEN M. GARCIA. . . . . . . . . . . . . . . . . .AGE - 62            1981

President or principal of several firms engaged primarily in construction and land development in the Laredo, Texas area.

HARRY D. MATTISON (1). . . . . . . . . . . . . . .AGE - 57            1994

Executive Vice President of CSW since September 1990 and Chief Executive Officer of CSWS since December
1993.  Chief Operating Officer of CSW from September
1990 to December 1993.  President and Chief Executive
Officer of SWEPCO from September 1988 to September 1990.
Director of each of CSW's wholly owned subsidiaries.

ROBERT A. McALLEN. . . . . . . . . . . . . . . . .AGE - 59            1983

Robert A. McAllen Investments, Inc., Weslaco, Texas.
Consultant to First National Bank, Edinburg, Texas.

PETE MORALES, JR. . . . . . . . . . . . . . . . . AGE - 53            1990

President and General Manager of Morales Feed Lots, Inc.,
Devine, Texas.  Director of Devine State Bank, Devine, Texas.

S. LOYD NEAL, JR. . . . . . . . . . . . . . . . . AGE - 56            1990

President of Hilb, Rogal and Hamilton Company of Corpus
Christi, an insurance agency, Corpus Christi, Texas.

                  Name, Age, Principal                                Year
             Occupation, Business Experience                      First Became
                and Other Directorships                             Director


JIM L. PETERSON. . . . . . . . . . . . . . . . . .AGE - 58            1989

President and CEO of Whataburger, Inc. from 1974 to 1993.
Director of Mercantile Bank of Corpus Christi.

H. LEE RICHARDS. . . . . . . . . . . . . . . . . .AGE - 60            1987

Chairman of the Board of Hygeia Dairy Company, Harlingen,
Texas.  Director of Harlingen National Bank, Harlingen,
Texas.

MELANIE J. RICHARDSON. . . . . . . . . . . . . . .AGE - 37            1993

Vice President, Administration and Treasurer of the Company since 1993. Vice President, Corporate Services and Treasurer of the Company from 1992 to 1993. Treasurer of the Company since March 1992. Director of Internal Audits of the Company 1991 to 1992. Manager of Personnel Services of the Company 1990 to 1991. Manager of Financial Audits of the Company 1986 to 1990.

J. GONZALO SANDOVAL. . . . . . . . . . . . . . . .AGE - 45            1992

Vice President, Operations/Engineering of the Company since
1993. Vice President, Regional Operations of the Company from 1992 to 1993. Vice President, Corporate Services of the Company from 1991 to 1992. General Manager of the Southern Region from 1988 to 1991.

B. W. TEAGUE. . . . . . . . . . . . . . . . . . . AGE - 55            1984

Vice President, Marketing and Business Development of the Company since 1991. Vice President, Corporate
Services of the Company from 1988 to 1991.  Senior Vice
President, District Operations of the Company from 1986 to 1988.

GERALD E. VAUGHN. . . . . . . . . . . . . . . . . AGE - 51            1993

Vice President, Nuclear of CSWS since January 1994.
Vice President, Nuclear Affairs of the Company since
July 1993.  Vice President for Nuclear Services of
Carolina Power and Light Company, Raleigh, North
Carolina, from 1990 to 1993.  Vice President of
Nuclear Operations at HLP from 1987 to 1990.
__________________________

(1) Mr. Mattison was elected to the Board effective February 1, 1994, replacing Dale E. Ward. Mr. Ward resigned from the Board in January 1994 upon his transfer to CSWS as Vice President of Production Engineering.

     All outside directors have engaged in their respective principal occupations listed above for a period of more than five years, unless otherwise indicated.

     (b) The following is a list of the executive officers who are not directors of the Company, together with certain information with respect to each of them:

                                                                 Year First
                                                                 Elected to
                                                                  Present
       Name             Age           Present Position            Position

David P. Sartin          37    Controller and Secretary             1991

__________________________

     Each of the directors and executive officers of the Company is elected to hold office until the first meeting of the Company's Board of Directors after the 1994 annual meeting of stockholders, presently scheduled to be held on April 14, 1994. Each of the executive officers listed in the table above has been employed by the Company or an affiliate in the CSW System in an executive or managerial capacity for at least the last five years except for Mr. Vaughn.

ITEM 11.  EXECUTIVE COMPENSATION.

Cash and Other Forms of Compensation

The following table sets forth the aggregate cash and other compensation for services rendered for the fiscal years of 1993, 1992, and 1991 paid or awarded by the Company to the Named Executive Officers.

Summary Compensation Table
                   Annual Compensation                 Long Term Compensation
                                                       Awards        Payouts
                                                                CSW
                                                               Other
CSW Securities

                                           Annual  Restricted Underlying        All Other
                                           Compen-    Stock    Options/  LTIP    Compen-
     Name and              Salary  Bonus    sation   Award(s)    SARs   Payouts   sation
 Principal Position Year    ($)    ($)(1) ($)(1)(2) ($)(1)(4)    (#)      ($)   ($)(2)(5)
Robert R. Carey     1993  272,893  32,943    9,548    33,608      -        -      27,587
President and CEO   1992  248,384  47,150    5,718    47,151    12,431     -      27,498
                    1991  223,475  45,092     -       48,116      -        -        -

Dale E. Ward (6)    1993  143,681   8,407    4,816     8,531      -        -       5,920
Vice President,     1992  134,858  10,269    1,339    10,266     3,135     -       5,838
Engineering and     1991  127,717   8,161     -        8,740      -        -        -
Production

B. W. Teague        1993  128,308   5,085    4,169     5,143      -        -       5,309
Vice President,     1992  122,200   9,905    1,885     9,874     3,135     -       5,499
Marketing and       1991  109,665   5,542     -        5,888      -        -        -
Business Development

J. Gonzalo Sandoval 1993  120,327   7,878    4,963     7,986      -        -       4,221
Vice President,     1992  111,107  13,583   27,649      -        2,916     -       3,333
Operations/         1991   93,650   6,331     -         -         -        -        -
Engineering

C. Wayne Stice (7)  1993  119,628   7,664    2,279      -         -        -       1,049
Assistant to the    1992  112,854   8,403    2,486      -        2,295     -        -
President,          1991  106,686   6,792     -         -         -        -        -
Corporate Secretary
_________________________

(1)Amounts in this column are paid or awarded in a calendar year for performance in a preceding year.

(2)The 1991 amounts are omitted pursuant to the transitional provisions in the revised rules on executive officer and director compensation disclosure adopted by the SEC.

(3)Amounts of perquisites and other personal benefits are included in this column only if they exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported. Each such item that exceeds 25% of the total amount of perquisites and other personal benefits reported for each Named Executive
Officer is identified below.

       Mr. Sandoval was reimbursed $18,745 for moving expenses in 1992.

(4)Grants of restricted stock are administered by the Executive Compensation
Committee of CSW's Board of Directors, which has the authority to determine the individuals to whom and the terms on which restricted stock grants shall be made. The awards reflected in this column all have four-year vesting periods with 20% of the CSW common stock vesting on the first, second and third anniversary dates of the award and 40% vesting on the fourth such anniversary.
Upon vesting, shares of CSW common stock are issued without restrictions. The individuals received dividends and may vote shares of restricted stock, even before such shares have vested. The amount reported in the table represents the market value of the shares at the date of grant. As of the end of 1993, the aggregate restricted stock holdings of each of the Named Executive
Officers were:

                              Restricted Stock     Market Value
              Name            Held at 12/31/93     at 12/31/93
      Robert R. Carey               3,963            $119,881

      Dale E. Ward                    948              28,677

      B. W. Teague                    726              21,962

      J. Gonzalo Sandoval             264               7,986

      C. Wayne Stice                  -                  -

(5)Amounts shown in this column consist of the annual employer matching payments to CSW's Thrift Plus Plan. The 1993 and 1992 amounts in this column for Mr.
Carey also includes the average amounts of premiums paid per participant in those years under CSW's memorial gift program. For 1993, this average was $17,013. Under this program for certain executive officers, directors and retired directors from the CSW System, CSW will make a donation in the participant's name to up to three organizations of an aggregate of $500,000, payable by CSW upon the participant's death and funded by term life insurance coverage. Actual premiums paid are based on pooled risks for groups of participants.

(6)  Mr. Ward transferred to CSWS in January 1994.

(7)  Mr. Stice retired from the Company in February 1994.

Option/SAR Grants

No grants of CSW common stock options or CSW SARs were made in 1993.

Option/SAR Exercises and Year-End Value Table

Shown below is information regarding CSW common stock option/SAR exercises during 1993 and unexercised CSW common stock options/SARs at year-end for the Named Executives Officers.

                   Aggregated CSW Option/SAR Exercises in 1993
              and Fiscal Year-End CSW Option/SAR Value
                                          Number of CSW Securities           Value of
                                            Underlying Unexercised      Unexercised in the
                                  Value    Options/SARs at Year-End     Money Options/SARs at
                Shares Acquired  Realized      (#) Exercisable/      Year-End ($)Exercisable/
       Name     on Exercise (#)    ($)           Unexercisable           Unexercisable (1)
Robert R. Carey       -             -           5,643 / 8,288              3,527 / 5,180

Dale E. Ward          -             -           1,045 / 2,090                653 / 1,306

B. W. Teague         1,045         3,004            0 / 2,090                  0 / 1,306

J. Gonzalo Sandoval   -             -             971 / 1,945                607 / 1,216

C. Wayne Stice         500         8,375        1,015 / 1,530                634 /   956

_________________________

(1)  Based on the New York Stock Exchange December 31, 1993, closing price of
CSW's common stock of $30.25/share and an exercise price of $29.625/share.

Long-term Incentive Plan Awards Table

The following table shows information concerning awards made to the Named Executive Officers during 1993 under CSW's Long-Term Incentive Plan ("LTIP"):

            Long-Term Incentive Plan Awards Made in 1993

                                     Performance       Estimated Future
                                         or             Payouts under
                   Number of CSW     Other Period  Non-Stock Price Based Plans

                                        Until
                  Shares, Units or    Maturation  Threshold   Target   Maximum
       Name       Other Rights (#)    or Payout      ($)       ($)       ($)


Robert R. Carey         1              2 years        -     137,238    205,857
Dale E. Ward            1              2 years        -      28,105     42,158
B. W. Teague            1              2 years        -      28,105     42,158
J. Gonzalo Sandoval     1              2 years        -      28,105     42,158
C. Wayne Stice          1                -            -        -          -


Payouts of the awards are contingent upon CSW's achieving a specified level of total shareholder return, relative to a peer group of utility companies, for the three-year period ended December 1995. Such return must also exceed the average six-month treasury bill rate for the same period in order for any payout to be made. If the Named Executive Officer's employment is terminated during the performance period for any reason other than death, total and permanent disability or retirement, then the award is generally canceled.

     The LTIP contains a provision accelerating awards upon a change in control of CSW. If a change in control of CSW occurs, (a) all options and SARs become fully exercisable, (b) all restrictions, terms and conditions applicable to all restricted stock are deemed lapsed and satisfied and (c) all performance units are deemed to have been fully earned, as of the date of the change in control. Awards which have been granted and outstanding for less than six months as of the date of change in control are not then exercisable, vested or earned on an accelerated basis. The LTIP also contains provisions designed to prevent circumvention of the above acceleration provisions generally through coerced termination of an employee prior to the change in control of CSW.

Retirement Plans
                               Pension Plan Table

                                               Annual Benefits After
Average Compensation                    Specified Years of Credited Service
                                            20           25       30 or more
$100,000 . . . . . . . . . . . . . . .  $  33,333     $ 41,667     $ 50,000
 150,000 . . . . . . . . . . . . . . .     50,000       62,500       75,000
 200,000 . . . . . . . . . . . . . . .     66,667       83,333      100,000
 250,000 . . . . . . . . . . . . . . .     83,333      104,167      125,000
 300,000 . . . . . . . . . . . . . . .    100,000      125,000      150,000
 350,000 . . . . . . . . . . . . . . .    116,333      145,833      175,000

     Executive officers are eligible to participate in the tax-qualified, CSW Pension Plan like other employees of the Company. Certain executive officers, including the Named Executive Officers, are also eligible to participate in the CSW Special Executive Retirement Plan (SERP), a non-qualified ERISA excess benefit plan. Such pension benefits depend upon years of credited service, age at retirement and amount of covered compensation earned by a participant. The annual normal retirement benefits payable under the pension and the SERP are based on 1.67% of "average compensation" times the number of years of credited service (reduced by (i) no more than 50% of a participant's age 55 Social Security benefit, and (ii) certain other offset benefits).

     "Average compensation" means the average covered compensation (salary as reported in the Summary Compensation Table) during the 36 consecutive months of highest pay during the 120 months prior to retirement. The combined benefit levels in the table above, which include both the pension and SERP, are based on assumed retirement at age 65, the years of credited service shown, continued existence of the plans without substantial change, and payment in the form of a single life annuity.

     Respective years of credited service and ages, as of December 31, 1993, for the Named Executive Officers are as follows: Mr. Carey, 26 and 56; Mr. Stice, 30 and 56; Mr. Ward, 21 and 46; Mr. Sandoval, 20 and 45, and Mr. Teague, 30 and 55.

     Meetings and Compensation. The Board of Directors held four meetings during 1993. Directors who are not also executive officers and employees of the Company or its affiliates receive annual directors' fees of $6,000 for serving on the Board and a fee of $300 plus expenses for each meeting of the Board or committee attended.

     Those directors who are not also officers of the Company are eligible to participate in a deferred compensation plan. Under this plan such directors may elect to defer payment of annual directors' and meeting fees until they retire from the Board or as they otherwise direct.

     Compensation Committee Interlocks and Insider Participation. No person serving during 1993 as a member of the Executive Compensation Committee of the Board of Directors of CSW served as an officer or employee of the Company during or prior to 1993. No person serving during 1993 as an executive officer of the Company serves or has served on the compensation committee or as a director of another company, one of whose executive officers serves as a member of the Executive Compensation Committee of CSW or as a director of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

All 6,755,535 shares of the Company's outstanding Common Stock, $25 par value, per share, are owned beneficially and of record by CSW, 1616 Woodall Rodgers Freeway, Dallas, Texas 75202.

Security Ownership of Management

     The following table shows CSW common stock beneficially owned as of December 31, 1993, by each director, the Named Executive Officers and, as a group, all directors and executive officers of the Company. Share amounts shown in this table include restricted stock, options exercisable within 60 days after year-end shares of CSW common stock credited to Central and South West Corporation Thrift plan accounts, and all other shares of CSW common stock beneficially owned by the listed persons. Each person has a sole voting and investment power with respect to all shares listed in the table below unless otherwise indicated.

                      Beneficial Ownership as of December 31, 1993
     Name                          CSW Common Stock
                                        (1)(2)

E. R. Brooks                            60,959
Robert R. Carey                         10,734
Ruben M. Garcia                            -
Robert A. McAllen                        2,000
Pete Morales, Jr.                          -
S. Loyd Neal, Jr.                          323
Jim L. Peterson                            -
H. Lee Richards                            -
Melanie J. Richardson                      757
J. Gonzalo Sandoval                      6,225
C. Wayne Stice                           4,087
B. W. Teague                             2,701
Gerald E. Vaughn                           500
Dale E. Ward                             8,659

All of the above and other
executive officers as a group           99,192
____________________

(1) Included in these amounts for Mr. Brooks, Mr. Carey, Mr. Mattison, Mr. Stice, Mr. Ward, Mr. Teague and Mr. Sandoval are restricted stock of 7,172, 3,963, 4,708, 0, 948, 726 and 264, respectively. These individuals have voting power, but not investment power with respect to these shares. The above shares also include 9,531, 5,643, 6,176, 1,015, 1,045, 0, 971, and
     938 shares underlying immediately exercisable options held by Mr. Brooks, Mr. Carey, Mr. Mattison, Mr. Stice, Mr. Ward, Mr. Teague, Mr. Sandoval and the directors and executive officers as a group, respectively.

(2) All directors' and executive officers' shares owned as of January 1, 1994, as indicated are owned directly and aggregate less than one percent of the outstanding shares of such class.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.
                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


                                                          Page Reference


(a)  Financial Statements (Included under
     "ITEM 8.  FINANCIAL STATEMENTS AND
     SUPPLEMENTARY DATA"):

     Report of Independent Public Accountants.                    42

     Statements of Income for the years ended                     24
     December 31, 1993, 1992 and 1991.

     Statements of Retained Earnings for the                      24
     years ended December 31, 1993, 1992 and
     1991.

     Balance Sheets as of December 31, 1993                       25
     and 1992.

     Statements of Cash Flows for the years                       26
     ended December 31, 1993, 1992 and 1991.

     Statements of Capitalization as of                           27
     December 31, 1993 and 1992.

     Notes to Financial Statements.                             28-41

(b)  Reports on Form 8-K:

     The Company filed a report on Form 8-K dated
     March 10, 1994, reporting ITEM 5. OTHER EVENTS relating to the STP outage and current rate case proceedings.

(c)  Exhibits:

     3. (a) Restated Articles of Incorporation, as                -
            amended, of the Company (incorporated
            herein by reference to Exhibit 4(a) to
            the Company's Registration Statement No.
            33-4897, Exhibits 5 and 7 to Form U-1
            File No. 70-7171, Exhibits 5, 8.1, 8.2
            and 19 to Form U-1 File No. 70-7472 and
            the Company's Form 10-Q for the quarterly period ended September 30, 1992, ITEM 6,
            Exhibit 1).

        (b) Bylaws, as amended, of the Company.                   -
            (Incorporated herein by reference
            to Exhibit 3(b) to the Company's 1991
            Form 10-K, file No. 0-346.)

                                                          Page Reference


     4.     Indenture of Mortgage or Deed of                      -
            Trust dated November 1, 1943,
            executed by the Company to The First
            National Bank of Chicago and Robert
            L. Grinnell, as Trustees, as amended
            through October 1, 1977 (incorporated
            herein by reference to Exhibit 5.01 in
            File No. 2-60712), and the Supplemental
            Indentures of the Company dated
            September 1, 1978 (incorporated herein
            by reference to Exhibit 2.02 in File
            No. 2-62271) and December 15, 1984,
            July 1, 1985, May 1, 1986 and November 1,
            1987 (incorporated herein by reference to Exhibit 17 to Form U-1 File No. 70-7003,
            Exhibit 4(b) in File No. 2-98944, Exhibit
            4 to Form U-1 File No. 70-7236 and
            Exhibit 4 to Form U-1 File No. 70-7249)
            and June 1, 1988, December 1, 1989,
            March 1, 1990, October 1, 1992,
            December 1, 1992, February 1, 1993 and
            April 1, 1993 (incorporated herein by
            reference to Exhibit 2 to Form U-1 File
            No. 70-7520, Exhibit 3 to Form U-1 File
            No. 70-7721, Exhibit 10 to Form U-1 File
            No. 70-7735 and Exhibit 10(a), 10(b), 10(c)
            and 10(d), respectively, to Form U-1 File
            No. 70-8053).

     12.  Statement re computation of Ratio of                    61
          Earnings to Fixed Charges for the five
          years ended December 31, 1993.

     18.  Letter from Independent Public Accountants              62
          for change in accounting principle.

     23.  Consent of Independent Public                           63
          Accountants.

     24.  (a)  Powers of Attorney.                                64

          (b)  Powers of Attorney.                                65

          (c)  Powers of Attorney.                                66

                                                          Page Reference


(d)  Schedules:

     Report of Independent Public                                 42
     Accountants on Supplemental Schedules
     and Exhibit.

      V.  Property, Plant and Equipment for the                   56
          years ended December 31, 1993, 1992
          and 1991.

     VI.  Accumulated Depreciation, Depletion                     57
          and Amortization of Property, Plant
          and Equipment for the years ended
          December 31, 1993, 1992 and 1991.

     IX.  Short-Term Borrowings for the years                     58
          ended December 31, 1993, 1992 and 1991.

      X.  Supplementary Income Statement                          59
          Information for the years ended
          December 31, 1993, 1992 and 1991.

     All other exhibits and schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements and related notes to financial statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 1994.

                                      CENTRAL POWER AND LIGHT COMPANY

                                      By:  David P. Sartin
                                           Controller and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 1994.


     Signature                      Title

 Robert R. Carey                    President and CEO and Director
                                    (Principal executive officer)

 Melanie J. Richardson              Vice President, Treasurer and Director
                                    (Principal financial officer)

 David P. Sartin                    Controller and Secretary
                                    (Principal accounting officer)


*E. R. Brooks                       Director
*Ruben M. Garcia                    Director
*Harry D. Mattison                  Director
*Robert A. McAllen                  Director
*Pete Morales, Jr.                  Director
*S. Loyd Neal, Jr.                  Director
*Jim L. Peterson                    Director
*H. Lee Richards                    Director
*J. Gonzalo Sandoval                Director
*B. W. Teague                       Director
*Gerald E. Vaughn                   Director


*Melanie J. Richardson, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by each such person.


                                      *By:  Melanie J. Richardson
                                            Attorney-in-Fact

                                                                     SCHEDULE V

                              CENTRAL POWER AND LIGHT COMPANY
                               PROPERTY, PLANT AND EQUIPMENT
                              FOR THE YEARS ENDED DECEMBER 31
     Column A            Column B    Column C     Column D       Column E     Column F

                          Balance                                 Other
                         Beginning   Additions   Retirements     Changes       Balance
  Classification          of Year     at Cost      at Cost     Add/(Deduct)   End of Year

                                                 (Thousands)
Year 1993

Electric Utility Plant:
  Production            $3,051,969    $  9,692      $ 1,040       $ 1,290      $3,061,911
  Transmission             329,400      22,190          733           727         351,584
  Distribution             715,633      57,940        7,561          (746)        765,266
  General                  210,204       8,400        4,061        (5,373)        209,170
  Construction work
   in progress              94,736      73,685          -             -           168,421
  Nuclear fuel             152,494       7,832          -             -           160,326

                        $4,554,436    $179,739      $13,395       $(4,102)     $4,716,678

Year 1992

Electric Utility Plant:
  Production            $3,043,101    $  9,703      $   942       $   107      $3,051,969
  Transmission             329,192       1,655          439        (1,008)        329,400
  Distribution             681,905      43,190        9,590           128         715,633
  General                  209,932       2,769        1,957          (540)        210,204
  Construction work
    in progress             65,699      29,037          -             -            94,736
  Nuclear fuel             136,877      15,617          -             -           152,494

                        $4,466,706    $101,971      $12,928       $(1,313)     $4,554,436


Year 1991

Electric Utility Plant:
  Production            $3,020,266    $ 25,019      $ 2,129       $   (55)     $3,043,101
  Transmission             318,573      10,775          177            21         329,192
  Distribution             642,529      46,391        7,013            (2)        681,905
  General                  206,930       5,451          838        (1,611)        209,932
  Construction work
    in progress             56,917       8,782          -             -            65,699
  Nuclear fuel             132,972       3,905          -             -           136,877

                        $4,378,187    $100,323      $10,157       $(1,647)     $4,466,706

                                                                     SCHEDULE VI
                              CENTRAL POWER AND LIGHT COMPANY
                          ACCUMULATED DEPRECIATION, DEPLETION AND
                       AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                              FOR THE YEARS ENDED DECEMBER 31
      Column A      Column B           Column C            Column D     ColumnE   Column F

                                 Additions Charged to
                                  Costs and Expenses                     Other
                     Balance                                            Changes   Balance
                    Beginning   Depreciation/  Other                      Add/     End of
  Classification     of Year    Amortization  Accounts  Retirements(1)  (Deduct)    Year

                                      (Thousands)
Year 1993

Electric Utility
Plant:
  Production      $  638,458      $ 78,595     $ 1,093     $ 1,109       $  -     $  717,037
  Transmission       130,317         9,437         -           654          -        139,100
  Distribution       222,749        32,101         -        12,644          135      242,341
  General             84,871         4,757       5,806       3,992          -         91,442
  Nuclear fuel        71,953           -         1,499         -            -         73,452

                  $1,148,348      $124,890     $ 8,398     $18,399       $  135   $1,263,372


Year 1992

Electric Utility
Plant:
  Production      $  559,640      $ 78,342     $ 1,093     $   617       $  -     $  638,458
  Transmission       121,976         9,206         -           815          (50)     130,317
  Distribution       206,278        30,323         -        13,931           79      222,749
  General             78,168         4,582       3,177       1,773          717       84,871
  Nuclear fuel        50,637           -        21,316         -            -         71,953

                  $1,016,699      $122,453     $25,586     $17,136       $  746   $1,148,348



Year 1991

Electric Utility
Plant:
  Production      $  482,524      $ 77,866     $ 1,094     $ 1,844       $  -     $  559,640
  Transmission       113,216         9,059         -           299          -        121,976
  Distribution       188,883        28,671         -        11,288           12      206,278
  General             73,085         4,346       1,920         676         (507)      78,168
  Nuclear fuel        32,980           -        17,657         -            -         50,637

                  $  890,688      $119,942     $20,671     $14,107       $ (495)  $1,016,699

________________________

(1)  Retirements are at original cost, net of removal costs and salvage.

                                                                     SCHEDULE IX

                             CENTRAL POWER AND LIGHT COMPANY
                                  SHORT-TERM BORROWINGS
                             FOR THE YEARS ENDED DECEMBER 31

           Column A    Column B  Column C    Column D      Column E     ColumnF

                                              Maximum       Average     Weighted
          Category of  Balance   Weighted     Amount        Amount      Average
           Aggregate   at End    Average    Outstanding   Outstanding   Interest
          Short-term     of      Interest     at any        During     Rate During
Year      Borrowings   Period      Rate      Month-end    the Period   the Period

                                     (Thousands)
1993      Advances
          from
          Affiliates  $171,165     3.4%      $171,165      $87,319        3.3%


1992      Advances
          from
          Affiliates  $ 91,766     3.7%      $107,425      $49,058        4.1%


1991      Advances
          from
          Affiliates  $ 62,148     5.0%      $ 69,876      $28,717        6.2%





                                                                   SCHEDULE X

                          CENTRAL POWER AND LIGHT COMPANY
                    SUPPLEMENTARY INCOME STATEMENT INFORMATION
                          FOR THE YEARS ENDED DECEMBER 31



                                                1993        1992       1991
                                                         (thousands)

Real estate and personal property taxes        $55,255     $41,003    $38,817
State gross receipts taxes                      14,173      13,685     13,099
Payroll taxes                                    8,300       7,288      7,032
Franchise taxes                                  6,420       6,284      1,265(a)
State utility commission assessments             1,913       1,822      1,784
Other taxes                                        333         261        456

                                               $86,394     $70,343    $62,453


____________________

(a) A refund of approximately $3.6 million related to prior years was received in 1991.

     The amounts of taxes, depreciation and maintenance charged to accounts other than income and expense accounts were not significant. Rents, royalties, advertising and research and development costs during these years were not significant.

                           INDEX TO EXHIBITS
Exhibit                                                          Transmission
Number                          Exhibit                             Method

 3(a)            Restated Articles of Incorporation, as         Incorporated
                 amended, of the Company (incorporated          by Reference
                 herein by reference to Exhibit 4(a) to
                 the Company's Registration Statement
                 No. 33-4897, Exhibits 5 and 7 to
                 Form U-1 File No. 70-7171, Exhibits 5,
                 8.1, 8.2 and 19 to Form U-1 File
                 No. 70-7472 and the Company's Form
                 10-Q for the quarterly period ended
                 September 30, 1992, ITEM 6, Exhibit 1).

 3(b)            Bylaws, as amended, of the Company.            Incorporated
                 (Incorporated herein by reference to           by Reference
                 Exhibit 3(b) to the Company's 1990
                 Form 10-k, File No. 0-346).

 4               Indenture of Mortgage or Deed of Trust         Incorporated
                 dated November 1, 1943, executed by the        by Reference
                 Company to The First National Bank of
                 Chicago and Robert L. Grinnell, as
                 Trustees, as amended through October 1,
                 1977 (incorporated herein by reference
                 to Exhibit 5.01 in File No. 2-60712), and the Supplemental Indentures of the
                 Company dated September 1, 1978
                 (incorporated herein by reference to
                 Exhibit 2.02 in File No. 2-62271) and
                 December 15, 1984, July 1, 1985, May 1,
                 1986 and November 1, 1987 (incorporated
                 herein by reference to Exhibit 17 to
                 Form U-1 File No. 70-7003, Exhibit 4(b)
                 in File No. 2-98944, Exhibit 4 to
                 Form U-1 File No. 70-7236 and Exhibit 4
                 to Form U-1 File No. 70-7249) and June 1,
                 1988, December 1, 1989, March 1, 1990,
                 October 1, 1992, December 1, 1992,
                 February 1, 1993 and April 1, 1993,
                 (incorporated herein by reference to
                 Exhibit 2 to Form U-1 File No. 70-7520
                 and Exhibit 3 to Form U-1 File No.
                 70-7721, Exhibit 10 to Form U-1 File
                 No. 70-7725 and Exhibit 10(a), 10(b),
                 10(c) and 10(d), respectively, to Form
                 U-1 File No. 70-8053).

12               Statement re computation of Ratio of            Electronic
                 Earnings to Fixed Charges for the five
                 years ended December 31, 1992.

18               Letter from Independent Public Accountants
                 for change in accounting principle.             Electronic

23               Consent of Independent Public Accountants.      Electronic

24(a)            Powers of Attorney.                             Electronic

24(b)            Powers of Attorney.                             Electronic

24(c)            Powers of Attorney.                             Electronic

                                                                EXHIBIT 12