Form 10-Q
period 1994-03-31
CENTRAL POWER & LIGHT CO /TX/
filed 1994-05-16
CIK 18734

                                         FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                   EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1994
                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number       0-346

                          Central Power and Light Company
              (Exact name of registrant as specified in its charter)


             Texas                                        74-0550600
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification No.)

           539 North Carancahua Street, Corpus Christi, Texas  78401-2802
                      (Address of principal executive offices)
                                      (Zip Code)

                                   (512)  881-5300
                 (Registrant's telephone number, including area code)


           (Former name, former address and former fiscal year, if changed since last report)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X         No

Number of shares of Common Stock outstanding at April 30, 1994:
6,755,535

                           CENTRAL POWER AND LIGHT COMPANY

                                          INDEX

                                                                         Page
                                                                        Number



                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.  (unaudited)

                Statements of Income for the Three Months
                Ended March 31, 1994 and 1993                              3

                Balance Sheets as of March 31, 1994 and
                December 31, 1993                                        4 - 5

                Statements of Cash Flows for the Three
                Months Ended March 31, 1994 and 1993                       6

                Notes to Financial Statements                            7 - 10

Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.                                             11 - 13



                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                                14

Item 2.  Changes in Securities.                                     Inapplicable

Item 3.  Defaults upon Senior Securities.                           Inapplicable

Item 4.  Submission of Matters to a Vote of
         Security Holders.                                                 14

Item 5.  Other Information.                                         Inapplicable

Item 6.  Exhibits and Reports on Form 8-K.                              14 - 15

         Signature.                                                        16

                          PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.

                                CENTRAL POWER AND LIGHT COMPANY

                                     STATEMENTS OF INCOME
                                          (Unaudited)

                                                         Three Months Ended
                                                               March 31,
                                                           1994       1993
                                                             (Thousands)

ELECTRIC OPERATING REVENUES                              $263,229    $238,254

OPERATING EXPENSES AND TAXES
   Fuel                                                    78,024      68,534
   Purchased power                                         15,799       8,180
   Other operating                                         54,774      51,789
   Maintenance                                             18,559      14,590
   Depreciation and amortization                           34,301      32,815
   Taxes, other than Federal income                        19,919      18,760
   Federal income taxes                                     4,910       3,993
                                                          226,286     198,661

OPERATING INCOME                                           36,943      39,593

OTHER INCOME AND DEDUCTIONS
   Mirror CWIP liability amortization                      17,000      18,926
   Other                                                    1,038         522
                                                           18,038      19,448

INCOME BEFORE INTEREST CHARGES                             54,981      59,041

INTEREST CHARGES
   Interest on long-term debt                              26,679      29,647
   Interest on short-term debt and other                    3,316       2,549
                                                           29,995      32,196
INCOME BEFORE CUMULATIVE EFFECT OF CHANGES
  IN ACCOUNTING PRINCIPLES                                 24,986      26,845

  Cumulative Effect of Changes in
    Accounting Principles                                    -         27,715

NET INCOME                                                 24,986      54,560

   Preferred stock dividends                                3,458       3,580

NET INCOME FOR COMMON STOCK                              $ 21,528    $ 50,980





                              The accompanying notes to financial
                     statements are an integral part of these statements.

                                CENTRAL POWER AND LIGHT COMPANY

                                        BALANCE SHEETS
                                          (Unaudited)


                                                    March 31,    December 31,
                                                      1994           1993
                                                         (Thousands)
ASSETS


ELECTRIC UTILITY PLANT
   Production                                     $3,062,327      $3,061,911
   Transmission                                      355,533         351,584
   Distribution                                      784,826         765,266
   General                                           212,182         209,170
   Construction work in progress                     174,510         168,421
   Nuclear fuel                                      160,334         160,326
                                                   4,749,712       4,716,678

   Less - Accumulated depreciation
     and amortization                              1,293,647       1,263,372

                                                   3,456,065       3,453,306

CURRENT ASSETS
   Cash and temporary cash investments                 2,599           2,435
   Special deposits                                    1,129           1,967
   Accounts receivable                                17,961          23,850
   Materials and supplies, at average cost            63,737          64,359
   Fuel inventory, at average cost                    21,042          16,934
   Deferred income taxes                                 593           4,831
   Unrecovered fuel costs                             63,515          52,959
   Prepayments and other                               2,079           2,255
                                                     172,655         169,590

DEFERRED CHARGES AND OTHER ASSETS
   Deferred STP costs                                489,588         489,773
   Mirror CWIP asset                                 329,340         331,845
   Income tax related regulatory assets              273,229         266,597
   Other                                              73,202          70,634
                                                   1,165,359       1,158,849

                                                  $4,794,079      $4,781,745




                              The accompanying notes to financial
                     statements are an integral part of these statements.

                                CENTRAL POWER AND LIGHT COMPANY

                                        BALANCE SHEETS
                                          (Unaudited)


                                                   March 31,    December 31,
                                                      1994           1993
                                                         (Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
   Common stock, $25 par value, authorized
     12,000,000 shares; issued and
     outstanding 6,755,535 shares                 $  168,888      $  168,888
   Paid-in capital                                   405,000         405,000
   Retained earnings                                 851,779         850,307
     Total Common Stock Equity                     1,425,667       1,424,195
   Preferred stock
     Not subject to mandatory redemption             250,351         250,351
     Subject to mandatory redemption                  18,551          22,021
   Long-term debt                                  1,364,545       1,362,799
     TOTAL CAPITALIZATION                          3,059,114       3,059,366

CURRENT LIABILITIES
   Long-term debt and preferred stock
     due within twelve months                          3,928           3,928
   Advances from affiliates                          224,898         171,165
   Accounts payable                                   78,373          79,604
   Accrued taxes                                       2,612          33,769
   Accrued interest                                   21,497          24,683
   Accrued restructuring charges                      29,355          29,365
   Other                                              28,557          28,020
                                                     389,220         370,534

DEFERRED CREDITS
   Income taxes                                    1,071,964       1,057,453
   Investment tax credits                            162,875         164,322
   Mirror CWIP liability and other                   110,906         130,070
                                                   1,345,745       1,351,845

                                                  $4,794,079      $4,781,745



                              The accompanying notes to financial
                     statements are an integral part of these statements.

                              CENTRAL POWER AND LIGHT COMPANY

                                   STATEMENTS OF CASH FLOWS
                                         (Unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                     1994           1993
                                                         (Thousands)
OPERATING ACTIVITIES
   Net Income                                      $ 24,986        $ 54,560
   Non-cash Items Included in Net Income
     Depreciation and amortization                   37,414          35,673
     Deferred income taxes and
       investment tax credits                        10,671           4,413
     Mirror CWIP liability amortization             (17,000)        (18,926)
     Cumulative effect of changes in
       accounting principles                           -            (27,715)
   Changes in Assets and Liabilities
     Accounts receivable                              5,889          (2,338)
     Fuel inventory                                  (4,108)          7,337
     Accrued taxes                                  (31,157)        (18,482)
     Unrecovered fuel costs                         (10,556)         (3,333)
     Other                                           (5,675)         12,730
                                                     10,464          43,919

INVESTING ACTIVITIES
   Construction expenditures                        (36,472)        (30,753)
   Other                                               (653)           (268)
                                                    (37,125)        (31,021)

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt           -             123,750
   Reacquisition of long-term debt                    -            (270,744)
   Retirement of preferred stock                    (3,581)          (6,578)
   Special deposits for reacquisition of
     long-term debt                                   -             145,482
   Change in short-term debt                        53,733           32,420
   Payment of dividends                            (23,326)         (38,918)
                                                    26,826          (14,588)

NET CHANGE IN CASH AND CASH EQUIVALENTS                165           (1,690)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     2,435            3,666
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  2,600         $  1,976


SUPPLEMENTARY INFORMATION
   Interest paid less amounts capitalized         $ 31,168         $ 24,711

  Income taxes paid                               $   -            $   -



                              The accompanying notes to financial
                     statements are an integral part of these statements.

                        CENTRAL POWER AND LIGHT COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1994
                                  (Unaudited)


(1)   PRINCIPLES OF PREPARATION

      The condensed financial statements included herein have been prepared by Central Power and Light Company (Company or CPL) pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

      The unaudited financial information furnished herewith reflects all adjustments (consisting only of normal recurring adjustments, except for the 1993 cumulative effect of changes in accounting principles as discussed below) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Information for quarterly periods is affected by seasonal variations in sales, rate changes and other factors.

      Certain financial statement items for the prior year have been restated to conform to the 1994 presentation. Pursuant to changes in accounting principles made in December 1993, but effective January 1, 1993, the Company has restated 1993 first quarter information to reflect the change in its method of accounting for unbilled revenues, for electricity used by customers but not yet billed, and the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits. The effect of restating the quarter ended March 31, 1993, is as follows:

                              Electric
                             Operating      Operating        Net
                              Revenues       Income        Income
                                           (thousands)

   1993
     March 31                 $240,910       $41,346       $28,598
       Adjustment               (2,656)       (1,753)       25,962
     March 31 Restated        $238,254       $39,593       $54,560


(2)  SOUTH TEXAS PROJECT

      Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, for a discussion of regulatory and other issues involving the South Texas Project nuclear electric generating station (STP) that are in various stages of appeal.

STP Outage

      The Company owns 25.2% of STP, a two unit nuclear power plant. In February 1993, Units 1 and 2 of STP were shut down by Houston Lighting & Power Company (HLP), the Project Manager, in an unscheduled outage resulting from mechanical problems relating to two auxiliary feedwater pumps. HLP determined that the units would not be restarted until the equipment failures had been corrected and the Nuclear Regulatory Commission (NRC) was briefed on the causes of these failures and the corrective actions that were taken. The NRC formalized that commitment in a confirmatory action letter, and sent an Augmented Inspection Team to STP to review the matter. In March 1993, the NRC began a diagnostic evaluation of STP. Conducted infrequently, diagnostic evaluations are broad-based evaluations of overall plant operations and are intended to review the strengths and weaknesses of the licensee's performance and to identify the root cause of performance problems. During and subsequent to the June 1993 completion of the evaluation, the NRC supplemented its confirmatory action letter to identify additional issues to be resolved and verified by the NRC before restart of STP. Such issues included the need to reduce backlogs of engineering and maintenance work and to simplify work processes which placed excessive burdens on operating and other plant personnel. The report also identified the need to strengthen management communications, oversight and teamwork as well as the capability to identify and correct the root causes of problems.

      The NRC announced in June 1993 that STP was placed on its "watch list" of plants with "weaknesses that warrant increased NRC attention." Plants on the watch list are subject to closer NRC oversight. STP will remain on the NRC's watch list until both units have returned to service and a period of good performance demonstrated.

      During the outage, the necessary improvements have been made by HLP to address the issues in the confirmatory action letter, as supplemented. On February 15, 1994, the NRC agreed that the confirmatory action letter issues had been resolved with respect to Unit 1, and that it supported HLP's recommendation that Unit 1 was ready to restart. Unit 1 restarted in late February 1994 and operated at low power for three days. The Project Manager then shut down Unit 1 due to a problem with a steam generator feedwater valve and a steam generator tube leak. The Project Manager has made the necessary repairs and restarted Unit 1, which reached the 100 percent output level in early April.

      While many of the corrective actions taken are common to both units, HLP must demonstrate to the NRC that these issues are also resolved with respect to Unit 2 before it is restarted. Unit 2 reloading of nuclear fuel was completed in early April and the unit is expected to resume service during the second quarter of 1994. The outage has not affected the Company's ability to meet customer demands because of existing capacity and the Company's ability to purchase additional energy from affiliates and nonaffiliates.

      During the outage, the Company's fuel and purchased power costs have been, and are expected to continue to be, increased as the power normally generated by STP must be replaced through sources with higher costs. It is unclear how the Public Utility Commission of Texas (Texas Commission) will address the reasonableness of higher costs associated with the outage. At January 31, 1993, before the start of the STP outage, the Company had an over-recovered fuel balance of $5.2 million, exclusive of interest. At April 30, 1994, the Company's under-recovered fuel balance was $66.8 million, exclusive of interest. This under-recovery of fuel costs, while due primarily to the STP outage, was also affected by changes in fuel prices and timing differences. The Company cannot accurately estimate the amount of any future under- or over-recoveries due to the unpredictable nature of the above factors. Although there is the potential for disallowance of fuel-related costs, such determination cannot be made until fuel costs are reconciled with the Texas Commission. If a significant portion of fuel costs were disallowed by the Texas Commission, the Company could experience a material adverse effect on its results of operations in the year of disallowance. The Company is required to file a reconciliation of its fuel costs by the last quarter of 1994 in accordance with a Texas Commission order.

      Management believes that the operating outage at STP will not have a material effect on the Company's financial condition or on its results of operations.

(3)  RATE CASES

      During December 1993 and January 1994, several cities (Cities) in the Company's service territory, which together account for approximately 40% of the Company's base revenues, exercised their rights to require the Company to file rate cases to determine if its rates are fair, just and reasonable. The Cities informed the Company that this rate review was precipitated by the outage at STP, leading the Cities to question whether STP should continue to be included in the Company's rate base. Further, the Cities question whether the Company is earning an excessive return on equity. The governing bodies of these Cities have original jurisdiction over rates only within their incorporated limits.

      In February and March 1994, certain Cities passed resolutions ordering the Company to reduce rates by amounts ranging from $73 million to $137 million, if applied on a total company basis. The rate reductions are based on removal of a portion of STP costs from base rates. The orders only affect the rates of customers who take service within these Cities' limits. The Company has appealed all of these actions, and intends to timely appeal any others to the Texas Commission, which has authority to stay their effectiveness.

      Similar challenges to the Company's rates were filed with the Texas Commission by the Office of Public Utility Counsel (OPUC), the Texas Commission General Counsel, and affected customers (collectively, Customer Cases). In its complaint, OPUC has alleged that the Company is overearning by amounts ranging from $16 million to $214 million annually, if applied on a total company basis, based on a range of returns on common equity, removal of the investment in STP Unit 2 from rate base and certain other matters. The Texas Commission has exclusive original jurisdiction over the rates and services of the Company in the areas outside municipal limits of cities who retain original jurisdiction.

      On March 25, 1994, a Texas Commission administrative law judge consolidated the Company's appeals of the Cities' cases with the Customer Cases filed at the Texas Commission and set a procedural schedule calling for CPL to file its rate case by April 11, 1994.

      The Company contends that both units of STP belong in rate base. This contention is based on Unit 1 providing electrical output at a 100 percent level in early April and the expectation that Unit 2 will restart in the second quarter of 1994. Additionally, the long-term benefits nuclear generation provides to customers further supports their inclusion in rate base. There are no Texas Commission precedents addressing the removal of a nuclear plant from rate base. The Company's base rates were last set in 1990. Based on inclusion of both units of STP in rate base, the Company believes it is not collecting excessive revenues, even when considering market rates of return on common equity that are generally lower than they were in 1990 when base rates were last set. If the Company ultimately is unsuccessful in maintaining rates at their current level, the Company could experience a material adverse effect on its results of operations or financial condition.

       On March 31, 1994, a scheduling and procedural settlement agreement (Agreement), relating to the above matters, was filed with the Texas Commission. The Agreement was executed by the Company and each of the eight parties to the proceedings. The eight parties are: a group of eleven Cities, the Texas Commission General Counsel, OPUC, Texas Industrial Energy Consumers, the Lower Colorado River Authority, Occidental Chemical Corporation, H. E. Butt Grocery Company and James O. Bryant, a Company customer. On April 1, 1994, a Texas Commission administrative law judge approved the Agreement. The Agreement allows the Company more time to prepare a rate case defending its rates as reasonable and its earnings as being within established regulatory guidelines. The Agreement moved the filing deadline for the rate case from April 11, 1994, to July 1, 1994, and the start of the hearings from June 8, 1994, to October 31, 1994.

      The parties also agreed that the Company's existing rates will remain in effect until the Texas Commission's final order in the case. The other parties thus agreed not to pursue lower interim rates in an interim rate proceeding. As part of the Agreement, the Company agreed that any reductions in rates, if any are implemented as a result of the rate case, would be effective retroactive to June 15, 1994. The Company also agreed not to seek a base rate increase in the proceeding. The rate case will be based on a test year ending September 30, 1993.

      The Company expects that a Texas Commission decision will occur near the end of the first quarter of 1995.

      In April 1994, the General Counsel and Staff of the Texas Commission issued a Request for Proposal for an audit of the STP outage, to evaluate the prudence of the management of STP, including the actions of HLP and the STP management committee, of which CPL is a participant. Such review will include the time from original commercial operation of each unit until they are returned from the outage to full commercial operation. The Company and HLP will pay the costs of the audit but will have no control over the ultimate work product of the consultant. The results of this audit are expected to be used by the General Counsel and Staff in the Company's fuel reconciliation proceeding, which the Company must file by the last quarter of 1994, and may also have implications for the issues considered in the base rate case proceedings.

      Management cannot predict the ultimate outcome of these rate proceedings, although management believes that their ultimate resolution will not have a material adverse effect on the Company's results of operations or financial condition.

(4)   DIVIDENDS

      The Company's mortgage indenture, as amended and supplemented, contains certain restrictions on the payment of common stock dividends. At March 31, 1994, approximately $650 million of retained earnings were available for payment of cash dividends to its parent company, Central and South West Corporation (CSW).

                         CENTRAL POWER AND LIGHT COMPANY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


      Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1993 Annual Report on Form 10-K. Reference is also made to the unaudited Financial Statements and related Notes to Financial Statements included herein. The information included therein should be read in conjunction with, and is essential in understanding, the following discussion and analysis.


REGULATORY MATTERS

      Reference is made to Notes 2 and 3 of the Notes to Financial Statements for a discussion of the Company's regulatory matters.


CONSTRUCTION PROGRAM

      Construction expenditures including allowance for funds used during construction for the first three months of 1994 totaled $37.2 million as compared to $31.1 million for the same period in 1993. The largest portion of construction expenditures has been for the improvement and expansion of transmission and distribution facilities. Construction of a 345-kilovolt transmission line between the Company's Lon C. Hill and Coleto Creek power stations represents approximately 25% of the 1994 construction expenditures. This new transmission line, which is about 85% complete, will provide much needed capability to move power from the northeastern area of the Company's service territory to the southern areas. Improvements and additions to these assets are required to ensure reliable electric service, to meet the needs of new customers and to satisfy changing requirements of existing customers.


FINANCING

      The Company expects to obtain a majority of its 1994 capital requirements from internal sources. The Company utilizes short-term debt to meet fluctuations in working capital requirements due to the seasonal nature of electric sales. If funds are needed, the financial condition of the Company should allow the required permanent financing to be obtained from capital markets. At March 31, 1994, the Company's capitalization ratios were 46% common stock equity, 9% preferred stock and 45% long-term debt.

      In February 1994, the Company retired $3.5 million of 10.05% series preferred stock, at par, pursuant to its sinking fund provisions. On March 21, 1994, the Company filed a registration statement with the SEC for the sale of preferred stock in an aggregate amount up to $75 million. The Company may offer preferred stock subject to market conditions and other factors. The proceeds of any such offerings will be used principally to redeem higher cost preferred stock. On May 10, 1994, the Company agreed to issue $100 million of 7.5% first mortgage bonds due May 1, 1999. The funds from these bonds will be used to repay a portion of the Company's short-term debt. The Company may offer additional first mortgage bonds subject to market conditions and other factors. The proceeds of any such offerings will be used principally to redeem all or a portion of one or more series of the Company's outstanding first mortgage bonds in order to lower the Company's embedded cost of long-term debt.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1994 COMPARED TO THE QUARTER ENDED MARCH 31,
1993

      Net Income For Common Stock. Net income for common stock decreased 57.8% during the first quarter of 1994 to $21.5 million from $51.0 million in the same quarter of 1993. The decline reflects the higher restated level of 1993 net income for common stock due to the cumulative effect of changes in accounting principles. These changes include a change in the method of accounting for unbilled revenues, which had a $29.9 million (net of taxes) effect on net income, and the offsetting expense of $2.2 million (net of taxes) for the adoption of SFAS No. 112, Employers' Accounting for Postemployment Benefits. Additionally, the decline was due to increased STP operating and maintenance expenses, increased administrative and general expenses, additional depreciation, higher taxes other than Federal income taxes, and the decline in Mirror CWIP liability amortization. Partially offsetting the effects of the above items were increased base revenues, reduced interest expense resulting from debt management activities, and lower preferred stock dividends.

      Electric Operating Revenues. Total operating revenues for the first quarter of 1994 increased $25.0 million or 10.5% over the same period last year. The increase reflects higher fuel-related revenues of $17.6 million and greater base revenues of $7.4 million which includes an approximate $1.0 million increase in unbilled revenue, for electricity used by customers but not yet billed. Fuel-related revenues were up because of the rise in per unit fuel and purchased power costs, as discussed below. Total Kwh sales were up 9.0%, reflecting growth in retail sales of 8.2% and a 24.8% increase in lower margin sales for resale. A 6.0% increase in residential and a 4.2% increase in commercial consumption is mainly due to continued customer growth and weather that was less mild than the same period last year. Industrial sales were up 12.8% on higher demand in the petrochemical and petroleum industries with increased load requirements.

      Fuel and Purchased Power. The 13.9% increase in fuel expense over the same period in 1993 is attributable to a 26.8% increase in consumption of gas associated with higher gas-fired plant generation and the higher average unit cost of fuel. The average unit cost for the first quarter of 1994 was $2.23 per million Btu, up $.31 per million Btu for the same period last year. The rise in per unit fuel costs reflects the higher unit cost of gas partially offset by lower unit cost for coal. Purchased power increased $7.6 million for the first quarter of 1994 when compared to the same quarter of 1993. This was a result of increased economy purchases.

      Other Operating Expenses and Taxes. Other operating expenses increased $3.0 million for the first quarter of 1994 when compared to the same quarter of 1993. This was due primarily to an $1.8 million increase in operation and administrative and general costs at STP, higher administrative and general expenses not related to STP, and greater distribution expenses.

      Maintenance expense increased $4.0 million for the first quarter of 1994 when compared to the same quarter of 1993, due largely to a $3.4 million increase in maintenance activities at STP. The higher STP related costs reflect the implementation and development of work process improvements and reduction of maintenance backlogs associated with the outage.

      Depreciation and amortization increased $1.5 million due mainly to the addition of transmission and distribution facilities. Taxes, other than Federal income, increased $1.2 million primarily as a result of increasing ad valorem taxes, partially offset by a state franchise tax refund applicable to prior year taxes.

      Mirror CWIP Liability Amortization. This amortization has decreased from the same period in 1993 because CPL is amortizing its Mirror CWIP liability, in declining amounts, over the years 1991 through 1995.

      Interest Expense and Preferred Stock Dividends. Total interest expense decreased $2.2 million or 6.8% due to the Company's refinancing of higher cost long-term debt with lower cost debt, partially offset by increases in short-term interest associated with higher levels of short-term borrowings from the CSW System money pool. Preferred dividends decreased due to lower dividend rates on auction preferred stocks and due to the retirement of $3.5 million of the 10.05% Series preferred stock in February 1994.

                         PART II - OTHER INFORMATION


      For background and earlier developments relating to Part II information, reference is made to the Company's 1993 Annual Report on Form 10-K.

Item 1.     Legal Proceedings.

            Reference is made to Notes 2 and 3 of the Notes to Financial Statements for a discussion of developments in certain of the Company's legal matters.

            In March 1994, the Company received an administrative information request from the Environmental Protection Agency seeking additional information about polychlorinated biphenyl
            (PCB) compliance matters related to the September 1992 PCB inspection of various Company facilities. This matter has not resulted in any proceeding against the Company. Management does not believe that the resolution of this matter will have a material adverse effect on the Company's results of operations or financial condition.

            For background on this and other environmental matters, see
            ITEM 1. BUSINESS - Environmental Matters and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Environmental in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Item 4.     Submission of Matters to a Vote of Security Holders.

            (a) The annual meeting of shareholders of the Company was held on April 14, 1994.

            (b)  Directors elected at the annual meeting were:

                       E. R. Brooks             Jim L. Peterson
                       Robert R. Carey          H. Lee Richards
                       Ruben M. Garcia          Melanie J. Richardson
                       Harry D. Mattison        J. Gonzalo Sandoval
                       Robert A. McAllen        B. W. Teague
                       Pete Morales, Jr.        Gerald E. Vaughn
                       S. Loyd Neal, Jr.

                       Mr. David L. Hooper was elected to the Board and named Vice President of the Company effective May 1, 1994, replacing Mr. B. W. Teague. Mr. Teague resigned from the Board in April, 1994 upon his retirement from the Company.

            (c) No other matters (other than procedural matters) were voted upon at the annual meeting.

Item 6.     Exhibits and Reports on Form 8-K.

                  (a)  Exhibits

                       Computation of Ratio of Earnings to Fixed Charges (Exhibit 1).

                       Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Exhibit 2).

                  (b)  Reports on Form 8-K

                       The Company filed a Form 8-K dated March 10, 1994 (Item 5, Other Events) relating to the STP outage and reporting the status of rate cases.

                       The Company filed a Form 8-K dated April 7, 1994 (Item 5, Other Events) relating to the status of rate cases.

                       The Company filed a Form 8-K dated May 6, 1994 (Item 5, Other Events) reporting the Company's selected financial information in anticipation of possible securities issuances.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CENTRAL POWER AND LIGHT COMPANY




Date   May 13, 1994                    By:   DAVID P. SARTIN
                                             David P. Sartin
                                             Controller and Chief
                                             Accounting Officer