Form 10-Q
period 1994-06-30
CENTRAL POWER & LIGHT CO /TX/
filed 1994-08-15
CIK 18734

                                         FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                   EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1994
                                            OR

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

Yes     X         No

Number of shares of Common Stock outstanding at July 31, 1994: 6,755,535

                             CENTRAL POWER AND LIGHT COMPANY

                                         INDEX

                                                                Page
                                                               Number



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.  (unaudited)

              Statements of Income for the Three and Six
              Months Ended June 30, 1994 and 1993                3

              Balance Sheets as of June 30, 1994 and
              December 31, 1993                                4 - 5

              Statements of Cash Flows for the Six
              Months Ended June 30, 1994 and 1993                6

              Notes to Financial Statements                    7 - 12

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations.                                     13 - 16



                                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                      17

Item 2.  Changes in Securities.                            Inapplicable

Item 3.  Defaults Upon Senior Securities.                  Inapplicable

Item 4.  Submission of Matters to a Vote of
         Security Holders.                                 Inapplicable

Item 5.  Other Information.                                Inapplicable

Item 6.  Exhibits and Reports on Form 8-K.                       17

         Signature.                                              18

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           CENTRAL POWER AND LIGHT COMPANY
                                STATEMENTS OF INCOME
                                     (Unaudited)

                                       Three Months Ended     Six Months Ended
                                            June 30,               June 30,
                                       1994        1993        1994       1993
                                          (Thousands)           (Thousands)

ELECTRIC OPERATING REVENUES         $333,169    $316,053    $596,398   $554,307

OPERATING EXPENSES AND TAXES
  Fuel                                88,052      84,363     166,076    152,897
  Purchased power                     14,049      22,667      29,848     30,847
  Other operating                     54,907      53,338     109,681    105,127
  Maintenance                         19,169      23,467      37,728     38,057
  Depreciation and amortization       34,939      32,162      69,240     64,977
  Taxes, other than Federal income    21,398      17,815      41,317     36,575
  Federal income taxes                25,585      15,496      30,495     19,489
                                     258,099     249,308     484,385    447,969


OPERATING INCOME                      75,070      66,745     112,013    106,338

OTHER INCOME AND DEDUCTIONS
  Mirror CWIP liability amortization  17,000      18,925      34,000     37,851
  Other                                  328         274       1,366        796
                                      17,328      19,199      35,366     38,647

INCOME BEFORE INTEREST CHARGES        92,398      85,944     147,379    144,985

INTEREST CHARGES
  Interest on long-term debt          27,953      29,338      54,632     58,985
  Interest on short-term debt
    and other                          1,975       2,927       5,291      5,476
                                      29,928      32,265      59,923     64,461

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGES IN ACCOUNTING PRINCIPLES    62,470      53,679      87,456     80,524

  Cumulative Effect of Changes in
    Accounting Principles               -           -           -        27,715
                                      62,470      53,679      87,456    108,239

NET INCOME
  Preferred stock dividends            3,641       3,453       7,099      7,033

NET INCOME FOR COMMON STOCK         $ 58,829    $ 50,226    $ 80,357   $101,206





                         The accompanying notes to financial
                statements are an integral part of these statements.

                           CENTRAL POWER AND LIGHT COMPANY

                                   BALANCE SHEETS
                                     (Unaudited)


                                                   June 30,     December 31,
                                                     1994           1993
                                                         (Thousands)
ASSETS


ELECTRIC UTILITY PLANT
  Production                                      $3,065,097     $3,061,911
  Transmission                                       386,467        351,584
  Distribution                                       800,910        765,266
  General                                            215,661        209,170
  Construction work in progress                      156,319        168,421
  Nuclear fuel                                       160,399        160,326
                                                   4,784,853      4,716,678

  Less - Accumulated depreciation
    and amortization                               1,326,253      1,263,372

                                                   3,458,600      3,453,306

CURRENT ASSETS
  Cash and temporary cash investments                    583          2,435
  Special deposits                                     1,251          1,967
  Accounts receivable                                 20,165         23,850
  Materials and supplies, at average cost             61,274         64,359
  Fuel inventory, at average cost                     24,857         16,934
  Deferred income taxes                                  -            4,831
  Unrecovered fuel costs                              77,863         52,959
  Prepayments                                          5,390          2,255
                                                     191,383        169,590

DEFERRED CHARGES AND OTHER ASSETS
  Deferred STP costs                                 489,388        489,773
  Mirror CWIP asset                                  326,835        331,845
  Income tax related regulatory assets               279,697        266,597
  Other                                               78,060         70,634
                                                   1,173,980      1,158,849

                                                  $4,823,963     $4,781,745




                         The accompanying notes to financial
                statements are an integral part of these statements.

                           CENTRAL POWER AND LIGHT COMPANY

                                   BALANCE SHEETS
                                     (Unaudited)


                                                    June 30,    December 31,
                                                     1994           1993
                                                         (Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common stock, $25 par value, authorized
    12,000,000 shares; issued and
    outstanding 6,755,535 shares                  $  168,888     $  168,888
  Paid-in capital                                    405,000        405,000
  Retained earnings                                  900,608        850,307
    Total Common Stock Equity                      1,474,496      1,424,195
  Preferred stock
    Not subject to mandatory redemption              250,351        250,351
    Subject to mandatory redemption                      -           22,021
  Long-term debt                                   1,463,440      1,362,799
    TOTAL CAPITALIZATION                           3,188,287      3,059,366

CURRENT LIABILITIES
  Long-term debt and preferred stock
    due within twelve months                          23,107          3,928
  Advances from affiliates                            99,192        171,165
  Accounts payable                                    67,080         79,604
  Accrued taxes                                       26,648         33,769
  Accrued interest                                    24,512         24,683
  Accrued restructuring charges                       22,542         29,365
  Deferred income taxes                                6,043           -
  Other                                               31,483         28,020
                                                     300,607        370,534

DEFERRED CREDITS
  Income taxes                                     1,086,496      1,057,453
  Investment tax credits                             161,428        164,322
  Mirror CWIP liability and other                     87,145        130,070
                                                   1,335,069      1,351,845

                                                  $4,823,963     $4,781,745



                         The accompanying notes to financial
                statements are an integral part of these statements.

                           CENTRAL POWER AND LIGHT COMPANY

                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                       Six Months Ended
                                                           June 30,
                                                     1994           1993
                                                         (Thousands)
OPERATING ACTIVITIES
  Net Income                                       $ 87,456       $108,239
  Non-cash Items Included in Net Income
    Depreciation and amortization                    80,107         70,279
    Deferred income taxes and
      investment tax credits                         23,922         42,102
    Mirror CWIP liability amortization              (34,000)       (37,851)
    Cumulative effect of changes in
      accounting principles                            -           (27,715)
  Changes in Assets and Liabilities
    Fuel inventory                                   (7,923)        10,418
    Accounts payable                                (12,524)         8,787
    Accrued taxes                                    (7,121)       (17,516)
    Unrecovered fuel costs                          (24,904)       (27,667)
    Restructuring charges                            (6,823)          -
    Other                                            (7,769)       (21,914)
                                                     90,421        107,162

INVESTING ACTIVITIES
  Construction expenditures                         (77,366)       (55,102)
  Other                                              (1,096)          (557)
                                                    (78,462)       (55,659)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt           99,190        321,131
  Reacquisition of long-term debt                      (459)      (433,794)
  Retirement of preferred stock                      (3,581)        (6,578)
  Special deposits for reacquisition of
    long-term debt                                      -          145,482
  Change in short-term debt                         (71,973)        (3,247)
  Payment of dividends                              (36,988)       (77,265)
                                                    (13,811)       (54,271)

NET CHANGE IN CASH AND CASH EQUIVALENTS              (1,852)        (2,768)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      2,435          3,666
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $    583       $    898


SUPPLEMENTARY INFORMATION
  Interest paid less amounts capitalized           $ 57,599       $ 61,154

  Income taxes paid                                $     26       $    -




                         The accompanying notes to financial
                statements are an integral part of these statements.

                         CENTRAL POWER AND LIGHT COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   JUNE 30, 1994
                                    (Unaudited)


(1)  PRINCIPLES OF PREPARATION

     The condensed financial statements included herein have been prepared by Central Power and Light Company (Company or CPL) pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

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

     Certain financial statement items for the prior year have been restated to conform to the 1994 presentation. Pursuant to changes in accounting principles made in December 1993, but effective January 1, 1993, the Company has restated 1993 financial information to reflect the change in its method of accounting for unbilled revenues, for electricity used by customers but not yet billed, and the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits. The effect of restating the second quarter and six months ended June 30, 1993, is as follows:

                                 Electric
                                 Operating     Operating       Net
                                  Revenues      Income        Income
                                              (thousands)
  1993
    Second Quarter - Reported     $298,863      $ 55,400     $ 42,334
      Adjustment                    17,190        11,345       11,345
    Second Quarter - Restated     $316,053      $ 66,745     $ 53,679

    Six Months - Reported         $539,773      $ 96,746     $ 70,932
      Adjustment                    14,534         9,592       37,307
    Six Months - Restated         $554,307      $106,338     $108,239


(2)  SOUTH TEXAS PROJECT

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, for a discussion of regulatory and other issues involving the South Texas Project (STP) nuclear electric generating station that are in various stages of appeal.

STP Outage

     The Company owns 25.2% of STP, a two unit nuclear power plant. In February 1993, Units 1 and 2 of STP were shut down by Houston Lighting & Power Company (HLP), the Project Manager, in an unscheduled outage resulting from mechanical problems relating to two auxiliary feedwater pumps. HLP determined that the units would not be restarted until the equipment failures had been corrected and the Nuclear Regulatory Commission (NRC) was briefed on the causes of these failures and the corrective actions that were taken. The NRC formalized that commitment in a confirmatory action letter.

     During the outage, the necessary improvements were made by HLP to address the issues in the confirmatory action letter, as supplemented. On February 15, 1994, the NRC agreed that the confirmatory action letter issues had been resolved with respect to Unit 1, and that it supported HLP's recommendation that Unit 1 was ready to restart. Unit 1 restarted in late February 1994 and operated at low power for three days. The Project Manager then shut down Unit 1 due to a problem with a steam generator feedwater valve and a steam generator tube leak. The Project Manager made the necessary repairs and restarted Unit 1, which reached the 100 percent output level in early April and has been operating substantially at or near that level since that time.

     Following the NRC's support of HLP's plans to restart Unit 2, the unit was restarted in late May, 1994. After Unit 2 reached the 100 percent output level in mid-June 1994, the unit was taken out of service June 25 when a faulty signal from a monitoring system indicated a problem with the unit's main transformer, which resulted in shutting the unit down from operation. After completion of necessary repairs, Unit 2 was returned to service on June 29, 1994, and it has been operating substantially at 100 percent output level since that time.

     The units' outage has not affected the Company's ability to meet customer demands because of existing capacity and the Company's ability to purchase additional energy from affiliates and nonaffiliates.

     The NRC placed STP on its "watch list" of plants with "weaknesses that warrant increased NRC attention" in June 1993. Plants on the watch list are subject to closer NRC oversight. On June 24, 1994, the NRC voted to keep STP on its watch list while observing that conditions at STP are slowly improving. The NRC noted that management has established better communications with workers, including faster correction of problems found by workers. A dual unit plant will remain on the watch list until both units have returned to service and have demonstrated a period of good performance. The Company's management believes that the first reasonable opportunity for STP to be removed from the watch list will be the NRC's plant review meeting in January 1995. The NRC has commenced an inspection at STP to provide input for a Systematic Assessment of Licensee Performance evaluation to be completed after September 1994. The inspection is expected to continue until mid-August 1994.

     See Note (3) of the Notes to Financial Statements for a discussion of increased fuel costs arising out of the STP outage and proceedings relating to the recovery of such costs.

     Management believes that the operating outage at STP will not have a material adverse effect on the Company's financial condition or on its results of operations.

(3)  RATE AND REGULATORY MATTERS

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

     In February and March 1994, and thereafter, most of the cities served by CPL passed resolutions ordering the Company to reduce rates by amounts ranging from $73 million to $137 million, if applied on a total company basis. The rate reductions are based on removal of a portion of STP costs from base rates. The orders only affect the rates of customers who take service within the cities' limits. The Company has appealed all of these actions to the Public Utility Commission of Texas (Texas Commission), which has stayed their effectiveness.

     Similar challenges to the Company's rates were filed with the Texas Commission by the Office of Public Utility Counsel (OPUC), the Texas Commission General Counsel, and affected customers (collectively, Customer Cases). In its complaint, OPUC has alleged that the Company is overearning by amounts ranging from $16 million to $214 million annually, if applied on a total company basis, based on a range of returns on common equity, removal of the investment in STP Unit 2 from rate base and certain other matters. The Texas Commission has exclusive original jurisdiction over the rates and services of the Company in the areas outside municipal limits of cities who retain original jurisdiction. The Customer Cases have been consolidated with the appealed cities' cases.

     On March 31, 1994, a scheduling and procedural settlement agreement (Agreement), relating to the above matters, was filed with the Texas Commission. The Agreement was executed by the Company and each of the parties to the proceedings at that time. On April 1, 1994, a Texas Commission administrative law judge approved the Agreement. Under the Agreement the Company filed its rate case on July 1, 1994. Hearings are scheduled to start on October 31, 1994.

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

     The Company submitted a rate filing package on July 1, 1994 to the Texas Commission justifying its current base rate structure. In that filing, the Company indicated a need to increase its base rates but asked that the Company's rates remain at the same levels approved in 1990 and 1991. CPL maintained that its rates are reasonable and its earnings are within established regulatory guidelines. The rate filing package showed that CPL currently has a $111 million retail revenue deficiency and would be justified in seeking a base rate increase.

However, the Company is seeking to maintain its current base rate structure as agreed in the settlement of its two last rate cases. The filing also noted that the litigation expenses associated with the rate hearings are expected to total $7 million and requested such costs be deferred for recovery some time in the future.

     Three residential customers represented by the same counsel have recently requested the administrative law judge to order an interim rate reduction. One of the residential customers was a signatory to the March 31, 1994 agreement and motion which called for the cancellation of interim rate proceedings and a June 15, 1994 effective date for implementation of any ordered rate reduction. As noted above, the Company's July 1 filing supports a $111 million retail revenue deficiency and the administrative law judge approved the prior agreement which canceled interim rate proceedings. The administrative law judge has not ruled on this new motion.

     The Company contends that both units of STP belong in rate base. This contention is based on Units 1 and 2 providing electrical output at a 100 percent level beginning in April and June 1994, respectively. Additionally, the long-term benefits nuclear generation provides to customers further supports their inclusion in rate base. There are no Texas Commission precedents addressing the removal of a nuclear plant from rate base. The Company's base rates were last set in 1990. Based on inclusion of both units of STP in rate base, the Company believes it is not collecting excessive revenues, even when considering market rates of return on common equity that are generally lower than they were in 1990 when base rates were last set.

     In April 1994, the General Counsel and Staff of the Texas Commission issued a Request for Proposal for an audit of the STP outage, and in July a consultant was selected to perform the audit. The purpose of the audit is to evaluate the prudence of management activities at STP, including the actions of HLP and the STP management committee, of which CPL is a participant. Such review will include the time from original commercial operation of each unit until they were returned from the outage to full commercial operation. The Company and HLP will pay the costs of the audit but will have no control over the ultimate work product of the consultant.

     In June 1994, General Counsel of the Texas Commission initiated an inquiry into the operation and management of STP. The purpose of the proceeding is to develop a record and make findings on STP operation and management issues to be used in base rate and fuel reconciliation proceedings for HLP and CPL. Under a schedule agreed to by CPL, the Company will provide its STP-related prudence testimony on October 1, 1994. Staff testimony, including the report of the Texas Commission's consultant, is scheduled for early February 1995, with hearings tentatively set to begin on March 15, 1995.

     All of the parties to CPL's base rate proceeding, except for the three residential customers previously mentioned, have filed a motion with the administrative law judge requesting the STP prudence issues to be addressed in the inquiry docket initiated by General Counsel and to be applied in subsequent proceedings and not in CPL's current base rate proceeding. If the motion is granted, the current base rate case could proceed to a final Texas Commission determination near the end of the first quarter of 1995. If the motion is denied and prudence issues are tried in the existing base rate case instead of the next base rate proceeding, a Texas Commission decision in the pending base rate case is not likely until late in 1995. The primary issue affected by this decision is whether the present or a future base rate proceeding will determine if there should be any adjustment to the Company's allowed rate of return for the circumstances associated with the STP outage.

     Management cannot predict the ultimate outcome of these rate proceedings, although management believes that their ultimate resolution will not have a material adverse effect on the Company's results of operations or financial condition. However, if the Company ultimately is unsuccessful in maintaining rates at their current level, the Company could experience a material adverse effect on its results of operations and financial condition.

Fuel Costs and Reconciliation

     During the STP outage, the Company's fuel and purchased power costs were increased as the power normally generated by STP was replaced through sources with higher costs. It is unclear how the Texas Commission will address the reasonableness of higher costs associated with the outage. At January 31, 1993, before the start of the STP outage, the Company had an over-recovered fuel balance of $5.2 million, exclusive of interest. At June 30, 1994, the Company's under-recovered fuel balance was $77.9 million, exclusive of interest. This under-recovery of fuel costs, while due primarily to the STP outage, was also affected by changes in fuel prices and timing differences. The Company cannot accurately estimate the amount of any future under- or over-recoveries due to the unpredictable nature of the above factors. Although there is the potential for disallowance of fuel-related costs, such determination cannot be made until fuel costs are reconciled with the Texas Commission. If a significant portion of fuel costs were disallowed by the Texas Commission, the Company could experience a material adverse effect on its results of operations in the year of disallowance. However, any disallowance would not be expected to materially affect the Company's financial condition. The Company is required to file a reconciliation of its fuel costs by November 15, 1994, in accordance with a Texas Commission order.

Deferred Accounting

     On June 22, 1994, the Supreme Court of Texas issued a decision in the Company's deferred accounting case. In a 5-4 vote, the Supreme Court of Texas sustained deferred accounting as an appropriate mechanism for the Texas Commission to use in preserving the financial integrity of utilities. The Supreme Court of Texas held that the Texas Commission can authorize utilities to defer those costs that are incurred between the in-service date of a plant and the effectiveness of new rates, which include such costs.

     The Supreme Court of Texas upheld the portion of the 1992 Third Court of Appeals, Austin, Texas (Court of Appeals) decision that permitted CPL to include in rate base deferred post-in-service operations and maintenance costs from Unit 1 of STP. The Supreme Court of Texas also reversed the portion of the Court of Appeals decision providing that deferred post-in-service carrying costs could not be included in rate base. In addition, the Supreme Court of Texas remanded the case to the Court of Appeals for consideration of specific unresolved arguments. In July 1994, the State of Texas filed a motion for rehearing of the Company's deferred accounting matter and the Company filed its response to that motion, both of which are pending. The Company's total pre-tax STP deferrals for the periods affected were approximately $492 million, of which $270 million are carrying costs.

     While management cannot predict the ultimate outcome of CPL's deferred accounting proceedings, management believes that CPL will successfully sustain approval of its deferred accounting orders or will be successful in renegotiation of its rate settlement, so there will be no material adverse effect on the Company's financial position or on its results of operations.

(4)  DIVIDENDS

     The Company's mortgage indenture, as amended and supplemented, contains certain restrictions on the payment of common stock dividends. At June 30, 1994, approximately $709 million of retained earnings were available for payment of cash dividends to its parent company, Central and South West Corporation (CSW).

(5)  NUCLEAR DECOMMISSIONING

     In May 1994, CPL received a new study updating the cost estimates to decommission STP that indicated that CPL's share of such costs would increase from $85 million, as stated in 1986 dollars, to $251 million, as stated in 1994 dollars. The increase in costs occurred primarily as a result of extended on-site storage of high level nuclear waste and increased labor costs since the prior study. These costs are expected to be incurred during the period of 2027 to 2062. While this is the best estimate available at this time, these costs may change between now and when the funds are actually expended because of changes in the assumptions used to derive the estimates, including the prices of the goods and services required to accomplish the decommissioning. Additional studies will be completed periodically to update this information.

     The Company currently is recovering through rates $4.2 million of decommissioning costs. With the cost increases discussed above the annual cost necessary to fund the external trusts to provide for the future expenditures would increase to $10.0 million. The annual cost estimates are based on an assumed escalation rate of 5.5% and earnings on trust assets of 6.7%. CPL has filed a rate case as discussed in Note
(3) of the Notes to Financial Statements, and the increases in costs are a part of the filing in that case. The Company is seeking to have the higher level of costs determined as reasonable and necessary expenses by the Texas Commission, and that recovery from customers and funding to the external trust be deferred until a subsequent proceeding when rates can be adjusted to recover the higher costs. The Company also is seeking that the deferred amounts be determined as recoverable over a reasonable future period.

                       CENTRAL POWER AND LIGHT COMPANY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1993 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1994. Reference is also made to the unaudited Financial Statements and related Notes to Financial Statements included herein. The information included therein should be read in conjunction with, and is essential in understanding, the following discussion and analysis.


REGULATORY MATTERS

     Reference is made to Notes 2 and 3 of the Notes to Financial
Statements for a discussion of the Company's regulatory matters.


CONSTRUCTION PROGRAM

     Construction expenditures including allowance for funds used during construction for the first six months of 1994 totaled $78.4 million as compared to $55.7 million for the same period in 1993. The largest portion of construction expenditures has been for the improvement and expansion of transmission and distribution facilities. Construction of a 345-kilovolt transmission line between the Company's Lon C. Hill and Coleto Creek power stations represents approximately 18% of the 1994 construction expenditures. This new $51 million transmission line, which was completed in July 1994, provides much needed capability to move power from the northeastern area of the Company's service territory to the southern areas. In addition, the new line is expected to provide up to $6 million annually in line-loss savings. Improvements and additions to transmission and distribution assets are required to ensure reliable electric service, to meet the needs of new customers and to satisfy changing requirements of existing customers.


FINANCING

     The Company expects to obtain a majority of its 1994 capital requirements from internal sources. The Company utilizes short-term debt to meet fluctuations in working capital requirements due to the seasonal nature of electric sales. If funds are needed, the financial condition of the Company should allow the required permanent financing to be obtained from capital markets. At June 30, 1994, the Company's capitalization ratios were 46% common stock equity, 8% preferred stock and 46% long-term debt.

     On May 18, 1994, the Company issued $100 million of 7-1/2% First Mortgage Bonds, Series JJ, due May 1, 1999 and used the net proceeds to repay a portion of the Company's short-term borrowings, to provide working capital and for other general corporate purposes. Additionally, the Company has $260 million remaining for the issuance of first mortgage bonds under a shelf registration statement filed with the SEC in 1993. The Company may offer additional first mortgage bonds subject to market conditions and other factors. The proceeds of any such offerings will be used principally to redeem all or a portion of one or more series of the Company's outstanding first mortgage bonds in order to lower the Company's embedded cost of long-term debt.

     In July and August 1994, the Company reacquired $0.6 million of 9-3/8% First Mortgage Bonds, Series Z, due December 1, 2019, with internal funds.

     On August 1, 1994, the Company redeemed the remaining outstanding $22.4 million of its 10.05% series preferred stock at the price of $104.76 a share. The related premiums and redemption costs are treated as a reduction of retained earnings.


RESTRUCTURING

     As previously reported, CPL and CSW have undertaken a restructuring and early retirement program designed to consolidate and restructure their operations in order to meet the challenges of the changing electric utility industry and to compete effectively in the years ahead. The underlying goal of restructuring is to enable the electric operating companies to focus on and be accountable for serving the customer.
CPL's portion of the costs for the restructuring is expected to be approximately $29.4 million and was expensed in 1993. The Company does not expect any material additional restructuring costs in 1994. Approximately $21.6 million of the restructuring costs will be paid from general corporate funds. The remaining $7.8 million represents the present value of enhanced benefit amounts to be paid from the benefit plan trusts to participants over future years in accordance with the early retirement program. This amount will be funded from general corporate funds to the benefit plan trusts over future years. The restructuring is expected to be substantially completed in 1994.
Certain aspects of the restructuring may be subject to SEC approval.

     The Company expects to realize a number of benefits from the restructuring. Beginning in 1994 and continuing into the future, increased efficiencies and synergies are expected to be realized with the elimination of previously duplicated functions. This leads to enhanced communication and efficiency, which should translate into a reduction in the rate of growth in operating and maintenance costs. All restructuring costs are expected to be recovered within 18 to 24 months after implementation of the restructuring changes.

     A number of assumptions and judgments are built into these expected benefits. These assumptions may become inaccurate as a result of other costs and circumstances which are beyond the Company's control. If projections of future operation and maintenance costs are too low, the restructuring should mitigate any future increases in cost of service but may not result in any net operating and maintenance cost reduction. It is also assumed that staffing will be adequate at the new levels.
The reductions in staff will increase the need for automation, with resulting increases in capital and maintenance costs. The Company is continuing to re-engineer its business practices.


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1994 COMPARED TO THE QUARTER ENDED JUNE 30, 1993

     Net Income For Common Stock. Net income for common stock increased 17.1% during the second quarter of 1994 to $58.8 million from $50.2 million in the same quarter of 1993. The increase was due primarily to increased base revenues, reduced interest expense, and decreased STP maintenance expenses. Partially offsetting the effects of the above items were additional depreciation and amortization, higher taxes, and a decline in Mirror CWIP liability amortization.

     Electric Operating Revenues. Total operating revenues for the second quarter of 1994 increased $17.1 million or 5.4% over the same period last year. The increase reflects greater base revenues of $20.9 million, which includes an approximate $6.9 million increase in unbilled revenues, offset by a decrease in fuel-related revenues of $3.8 million. Unbilled revenues represent electricity used by customers but not yet billed. Fuel-related revenues were down because of the decline in average unit cost of fuel and purchased power costs, as discussed below. Total Kwh sales were up 10.6%, reflecting growth in retail sales of 9.3% and a 37.4% increase in lower margin sales for resale. An 11.6% increase in residential and a 2.9% increase in commercial consumption reflected continued customer growth and warmer spring and summer weather. Industrial sales were up 12.2% on higher demand in the petrochemical and petroleum industries with increased load requirements.

     Fuel and Purchased Power. The 4.4% increase in fuel expense is attributable to a 29.8% increase in fuel consumption associated with higher generation from greater Kwh sales, partially offset by the lower average unit cost of fuel. The average unit cost for the second quarter of 1994 was $1.88 per million Btu down $.46 per million Btu for the same period last year. The decline in per unit fuel costs reflects the lower unit cost of nuclear fuel since STP Units 1 and 2 restarted and reached the 100 percent output level in April and June of 1994, respectively. STP Units 1 and 2 had not operated at full capacity since February 1993 as discussed in Note 2 of the Notes to Financial Statements. Purchased power decreased $8.6 million for the second quarter of 1994 when compared to the same quarter of 1993. This was a result of increased nuclear generation at STP that replaced purchases.

     Other Operating Expenses and Taxes. Other operating expenses increased $1.6 million for the second quarter of 1994 when compared to the same quarter of 1993. This was due primarily to an increase in administrative and general expenses largely associated with increased salary expenses and outside services. Partially offsetting the increase in administrative and general expenses was a slight decrease in production, transmission, and distribution expenses.

     Maintenance expense decreased $4.3 million for the second quarter of 1994 when compared to the same quarter of 1993, due primarily to a $4.5 million decrease in maintenance activities at STP. The decline reflects the higher maintenance expense in 1993 associated with the STP outage, as discussed in Note 2 of the Notes to Financial Statements.

     Depreciation and amortization increased $2.8 million due mainly to the addition of transmission and distribution capital assets and to a decline in amortization credits related to power plant inventory.
Taxes, other than Federal income, increased $3.6 million primarily as a result of increasing ad valorem taxes related to public school financing in Texas. The increase in Federal income taxes is due mainly to the increase in pre-tax income.

     Mirror CWIP Liability Amortization. This amortization has decreased from the same period in 1993 because CPL is amortizing its Mirror CWIP liability, in declining amounts, over the years 1991 through 1995.

     Interest Expense and Preferred Stock Dividends. Total interest expense decreased $2.3 million or 7.2% due to the Company's refinancing of higher cost long-term debt with lower cost debt, partially offset by increases in short-term interest expense associated with higher levels of short-term borrowings from the CSW System money pool. Preferred dividends increased 5.4% due to higher dividend rates on auction preferred stocks, partially offset by a decrease due to the retirement of $3.5 million of the 10.05% Series preferred stock in February 1994.


SIX MONTHS ENDED JUNE 30, 1994 COMPARED TO SIX MONTHS ENDED JUNE 30,
1993.

     Net Income For Common Stock. Net income for common stock decreased 20.6% during the first six months of 1994 to $80.4 million from $101.2 million in the same period of 1993. The decline is substantially due to the $27.7 million positive effect on 1993's earnings from the cumulative effect of changes in accounting principles. Additionally, the decline was because of increased administrative and general expenses, additional depreciation and amortization, higher taxes, and a decline in Mirror CWIP liability amortization. When removing the effect of the change in accounting, the Company's earnings were $6.9 million above last year's, primarily due to increased base revenues and reduced interest expense.

     Electric Operating Revenues. Total operating revenues for the first six months of 1994 increased $42.1 million or 7.6% over the same period last year. The increase reflects greater base revenues of $28.3 million which includes an approximate $7.8 million increase in unbilled revenues and higher fuel-related revenues of $13.8 million. Fuel-related revenues were up because of the rise in fuel expense associated with increased fuel consumption on greater Kwh sales. Total Kwh sales were up 9.8%, reflecting growth in retail sales of 8.8% and a 31.2% increase in lower margin sales for resale. An 8.8% increase in residential and a 3.5% increase in commercial consumption resulted from continued customer growth and warmer spring and summer weather. Industrial sales were up 12.5% on higher demand in the petrochemical and petroleum industries with increased load requirements.

     Fuel and Purchased Power. The 8.6% increase in fuel expense is attributable to a 14.0% increase in fuel consumption associated with higher generation from greater Kwh sales, partially offset by the lower average unit cost of fuel. The average unit cost for the first six months of 1994 was $2.03 per million Btu down $.10 per million Btu for the same period last year. The decline in per unit fuel costs reflects the lower unit costs of nuclear fuel since STP Units 1 and 2 restarted and reached the 100 percent output level in April and June of 1994, respectively. STP Units 1 and 2 had not operated at full capacity since February 1993 as discussed in Note 2 of the Notes to Financial Statements. Purchased power decreased $1.0 million for the first six months of 1994 when compared to the same period last year. This was a result of increased nuclear generation at STP that replaced purchases.

     Other Operating Expenses and Taxes. Other operating expenses increased $4.6 million for the first six months of 1994 when compared to the same period last year. This was due primarily to an increase in administrative and general expenses largely associated with increased salary expenses and outside services.

     Depreciation and amortization increased $4.3 million due mainly to the addition of transmission and distribution capital assets and to a decline in amortization credits related to power plant inventory. Taxes, other than Federal income increased $4.7 million primarily as a result of increasing ad valorem taxes, partially offset by a state franchise tax refund applicable to prior years' taxes. The increase in Federal income taxes is due mainly to the increase in pre-tax income.

     Mirror CWIP Liability Amortization. This amortization has decreased from the same period in 1993 because CPL is amortizing its Mirror CWIP liability, in declining amounts, over the years 1991 through 1995.

     Interest Expense and Preferred Stock Dividends. Total interest expense decreased $4.5 million or 7.0% due to the Company's refinancing of higher costs long-term debt with lower cost debt, partially offset by increases in short-term interest expense associated with higher levels of short-term borrowings from the CSW System money pool. Preferred dividends slightly increased due to higher dividend rates on auction preferred stocks, partially offset by a decrease due to the retirement of $3.5 million of the 10.05% Series preferred stock in February 1994.

                        PART II - OTHER INFORMATION


     For background and earlier developments relating to Part II information, reference is made to the Company's 1993 Annual Report on Form 10-K and Part II information, Item 1 Legal Proceedings, in the Company's Form 10-Q for the quarter ended March 31, 1994.

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

                    The Company filed a Form 8-K dated July 5, 1994 (Item 5, Other Events) reporting the Supreme
                    Court of Texas' decision in the Company's deferred accounting case.

                                SIGNATURE


               Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CENTRAL POWER AND LIGHT COMPANY




Date   August 12, 1994                 By:   DAVID P. SARTIN
                                             David P. Sartin
                                             Controller, Secretary and
                                             Chief Accounting Officer