Form 10-K405
period 1995-12-31
CENTRAL POWER & LIGHT CO /TX/
filed 1996-03-28
CIK 18734

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-K
                                (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the fiscal year ended December 31, 1995

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

Central and South     Common Stock, $3.50 Par Value    New York Stock
West Corporation                                       Exchange, Inc.
                                                       Chicago Stock
                                                       Exchange, Inc.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K[X].

     Aggregate market value of the Common Stock of Central and South West Corporation at February 29, 1996 held by non-affiliates was approximately $5.8 billion. Number of shares of Common Stock outstanding at February 29, 1996:208,656,924. Central and South West Corporation is the sole holder of the common stock of Central Power and Light Company, Public Service Company of Oklahoma, Southwestern Electric Power Company and West Texas Utilities Company.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Notice of Annual Meeting and Proxy Statement of Central and South West Corporation dated March 7, 1996 are incorporated by reference into Part III hereof.

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

                          TABLE OF CONTENTS


                                                           PAGE
GLOSSARY OF TERMS........................................  ii



PART I

ITEM 1.  BUSINESS
         General.........................................  1-1
         Domestic Utility Operations.....................  1-2
         United Kingdom Utility Operations...............  1-27
         Non-Utility Operations..........................  1-29
         Other Information...............................  1-33
ITEM 2.  PROPERTIES......................................  1-35
ITEM 3.  LEGAL PROCEEDINGS...............................  1-35
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS.........................................  1-35


PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.............................  2-1
ITEM 6.  SELECTED FINANCIAL DATA.........................  2-1
         Central Power and Light Company.................  2-69
         Public Service Company of Oklahoma..............  2-95
         Southwestern Electric Power Company.............  2-115
         West Texas Utilities Company....................  2-136
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.............  2-2
         Central Power and Light Company.................  2-70
         Public Service Company of Oklahoma..............  2-96
         Southwestern Electric Power Company.............  2-116
         West Texas Utilities Company....................  2-137
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....  2-2
         Central Power and Light Company.................  2-81
         Public Service Company of Oklahoma..............  2-103
         Southwestern Electric Power Company.............  2-124
         West Texas Utilities Company....................  2-146
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.............  2-158

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANTS.....................................  3-1
ITEM 11. EXECUTIVE COMPENSATION..........................  3-8
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT..................................  3-14
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..  3-17

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K.............................  4-1

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym           Definition
1996 Offering...................  Stock Public offering of 15,525,000 shares of
                                  CSW Common
ADPCE...........................  Arkansas Department of Pollution Control and
                                  Ecology
AFUDC...........................  Allowance for funds used during construction
ALJ.............................  Administrative Law Judge
AMAX............................  AMAX Coal Company
ANI.............................  American Nuclear Insurance
APBO............................  Accumulated Postretirement Benefit Obligation
Arkansas Commission.............  Arkansas Public Service Commission
Ash Creek.......................  Ash Creek Mining Company, Tulsa, Oklahoma
Austin..........................  City of Austin, Texas
Bankruptcy Court................  United States Bankruptcy Court for the Western
                                  District of Texas, Austin Division, before
                                  which the El Paso bankruptcy reorganization
                                  proceeding, Case No. 92-10148-FM, was pending
Bcf.............................  Billion cubic feet
BREMCO..........................  Bossier Rural Electric Membership Corporation
Btu.............................  British thermal unit
Burlington Northern.............  Burlington Northern Railroad Company
Cajun...........................  Cajun Electric Power Cooperative, Inc.
CEO.............................  Chief Executive Officer
CERCLA..........................  Comprehensive Environmental Response,
                                  Compensation and Liability Act of 1980
Cimmaron........................  Cimmaron Chemical Company
Cities..........................  Several cities in CPL's service territory
Clean Air Act...................  Clean Air Act Amendments of 1990
COO.............................  Chief Operating Officer
Court of Appeals................  Court of Appeals, Third District of Texas,
                                  Austin, Texas
CPL.............................  Central Power and Light Company, Corpus
                                  Christi, Texas
CPL 1995 Agreement..............  Settlement Agreement filed by CPL with the
                                  Texas Commission to settle certain CPL
                                  regulatory matters
CSF.............................  Customer Supplied Fuel Program
CSW.............................  Central and South West Corporation, Dallas,
                                  Texas
CSW Common......................  CSW common stock, $3.50 par value per share
CSW Communications..............  CSW Communications, Inc., Austin, Texas
CSW Credit......................  CSW Credit, Inc., Dallas, Texas
CSW Credit Agreement............  Credit  $850 million senior credit agreement entered into by CSW with a consortium of banks
                                  to partially fund the SEEBOARD acquisition
CSW Energy......................  CSW Energy, Inc., Dallas, Texas
CSW International...............  CSW International, Inc., Dallas, Texas
CSW Investments.................  CSW Investments, an unlimited company organized in the United Kingdom which is
                                  wholly  owned, indirectly though subsidiaries,
                                  by CSW International
CSW Investments Credit Facility.  1.0 billion pounds senior credit facility arranged by CSW Investments with a consortium
                                  of banks to partially fund the SEEBOARD
                                  acquisition
CSW Leasing.....................  CSW Leasing, Inc., Dallas, Texas
CSW System......................  CSW and its subsidiaries (excluding SEEBOARD
                                  Group)
CSW Services....................  Central and South West Services, Inc., Dallas,
                                  Texas and Tulsa, Oklahoma
CSW Suit........................  Suit filed by CSW against El Paso in the
                                  Bankruptcy Court
CSW (UK)........................  CSW (UK) plc., a public limited company organized in the United Kingdom which is
                                  wholly owned by CSW Investments
CWIP............................  Construction work in progress
DeSoto..........................  Parish of DeSoto, State of Louisiana pollution control revenue bond issuing authority
DGES............................  Director General of Electricity Supply
DOE.............................  United States Department of Energy
El Paso.........................  El Paso Electric Company
El Paso Suit....................  Suit filed by El Paso against CSW in state district court in El Paso, Texas
Electric Operating Companies....  CPL, PSO, SWEPCO and WTU
EMF.............................  Electric and magnetic fields
Energy Policy Act...............  National Energy Policy Act of 1992
EnerShop........................  EnerShopSM, Inc., Dallas, Texas
EPA.............................  United States Environmental Protection Agency
EPS.............................  Earnings per share

The following abbreviations or acronyms used in this Form 10-K are defined below:

ERCOT...........................  Electric Reliability Council of Texas
ERISA...........................  Employee Retirement Income Security Act of
                                  1974, as amended
EWG.............................  Exempt Wholesale Generators
FASB............................  Financial Accounting Standards Board
FCC.............................  Federal Communications Commission
FERC............................  Federal Energy Regulatory Commission
FMB.............................  First Mortgage Bond
FUSER...........................  Fuel Supply Electricity Rider
Guadalupe.......................  Guadalupe-Blanco River Authority pollution control revenue bond issuing authority
GSU.............................  Gulf States Utilities Company
HLP.............................  Houston Lighting & Power Company, the Project
                                  Manager of STP
Holding Company Act.............  Public Utility Holding Company Act of 1935, as
                                  amended
HVdc............................  High-voltage direct-current
IPP.............................  Independent Power Producer
ITC.............................  Investment tax credit
KV..............................  Kilovolt
KW..............................  Kilowatt
KWH.............................  Kilowatt-hour
Lone Star.......................  Lone Star Gas Company
Louisiana Commission............  Louisiana Public Service Commission
LTIP............................  Long-Term Incentive Plan
Matagorda.......................  Matagorda County Navigation District Number
                                  One (Texas) pollution control revenue bond
                                  issuing authority
Mcf.............................  1,000 cubic feet
MCPC............................  Mid-Continent Power Company, Inc.
MD&A............................  Management's Discussion and Analysis of
                                  Financial Condition and Results of Operations
MDEQ............................  Mississippi Department of Environmental
                                  Quality
Merger..........................  The proposed merger whereby El Paso would have become a wholly owned subsidiary of CSW
Merger Agreement................  Agreement and Plan of Merger between El Paso and CSW, dated as of May 3, 1993, as amended
MGP.............................  Manufactured gas plant or coal gasification plant
Mirror CWIP.....................  Mirror construction work in progress
Mississippi Power...............  Mississippi Power Company
MMbtu...........................  Million Btu
MMcf/d..........................  Million cubic feet of gas per day
Modified Plan...................  Modified Third Amended Plan of Reorganization
                                  for the proposed merger with El Paso
MTN.............................  Medium-term note
MW..............................  Megawatt
MWH.............................  Megawatt-hour
Named Executive Officers........  The CEO and the four most highly compensated executive officers, as defined by regulation
National Grid...................  National Grid Group plc
NEIL............................  Nuclear Electric Insurance Limited
NOPR............................  Notice of Proposed Rule Making
Notes...........................  Notes to Financial Statements
NRC.............................  Nuclear Regulatory Commission
Nueces..........................  Nueces County Navigation District pollution control revenue bond issuing authority
OEFA............................  Oklahoma Environmental Finance Authority
                                  pollution control revenue bond issuing
                                  authority
Oklahoma Commission.............  Corporation Commission of the State of
                                  Oklahoma
Oklaunion.......................  Oklaunion Power Station Unit No. 1
OMPA............................  Oklahoma Municipal Power Authority
OPEBs...........................  Other Postretirement Employee Benefits
Operating Companies.............  CPL, PSO, SWEPCO, WTU, and Transok
OPUC............................  Office of Public Utility Counsel of Texas
PCB.............................  Polychlorinated biphenyl
PCRB............................  Pollution Control Revenue Bond
PFD.............................  Proposal for Decision
PowerShare......................  CSW's PowerShareSM Dividend Reinvestment and
                                  Stock Purchase Plan
Project Manager.................  HLP, the Project Manager for STP
PRP.............................  Potentially responsible party
PSO.............................  Public Service Company of Oklahoma, Tulsa,
                                  Oklahoma

The following abbreviations or acronyms used in this Form 10-K are defined below:

PURA............................  Public Utility Regulatory Act of the State of
                                  Texas
RCRA............................  Federal Resource Conservation and Recovery Act
                                  of 1976
Red River.......................  Red River Authority of Texas pollution control revenue bond issuing authority
RESCTA..........................  Rural Electric Supplier Certified Territory
                                  Act
Sabine..........................  Sabine River Authority of Texas pollution control revenue bond issuing authority
San Antonio.....................  City of San Antonio, Texas
SAR.............................  Stock appreciation right
SEEBOARD........................  SEEBOARD plc., Crawley, West Sussex, United
                                  Kingdom
SEEBOARD Group..................  Consolidated SEEBOARD, CSW (UK) and CSW
                                  Investments converted to U.S. Generally
                                  Accepted Accounting Principles
SEC.............................  Securities and Exchange Commission
SERP............................  Special Executive Retirement Plan
SFAS............................  Statement of Financial Accounting Standards
SFAS No. 71.....................  Accounting for the Effects of Certain Types of
                                  Regulation
SFAS No. 87.....................  Employers' Accounting for Pensions
SFAS No. 106....................  Employers' Accounting for Postretirement
                                  Benefits Other than Pensions
SFAS No. 109....................  Accounting for Income Taxes
SFAS No. 112....................  Employers' Accounting for Postemployment
                                  Benefits
SFAS No. 121....................  Accounting for the Impairment of Long-Lived
                                  Assets
SFAS No. 123....................  Accounting for Stock-Based Compensation
Siloam Springs..................  City of Siloam Springs, Arkansas pollution control revenue bond issuing authority
Southern Pacific................  Southern Pacific Transportation Company
Staff...........................  The Staff of the Texas Commission
STP.............................  South Texas Project nuclear electric generating station
STP Unit 1 Order................  October 1990 Texas Commission STP Unit 1 Final
                                  Order
STP Unit 2 Order................  December 1990 Texas Commission STP Unit 2
                                  Final Order
Supreme Court...................  Supreme Court of Texas
SWEPCO..........................  Southwestern Electric Power Company,
                                  Shreveport, Louisiana
Tender Offer....................  CSW (UK)'s approximately $2.12 billion tender offer in the United Kingdom for all the
                                  outstanding share capital of SEEBOARD
Texas Commission................  Public Utility Commission of Texas
Tex-La..........................  Tex-La Electric Cooperative of Texas, Inc.
TEX/CON.........................  TEX/CON Oil and Gas Company
Titus County....................  Titus County Fresh Water Supply District No. 1
                                  pollution control revenue bond issuing
                                  authority
TNRCC...........................  Texas Natural Resource Conservation Commission
Transok.........................  Transok, Inc. and subsidiaries, Tulsa,
                                  Oklahoma
TSCA............................  Toxic Substance Control Act of 1976
TU..............................  Texas Utilities Electric Company
UK RPI..........................  United Kingdom Retail Price Index
Union Pacific...................  Union Pacific Railroad Company
Westinghouse....................  Westinghouse Electric Corporation
WTU.............................  West Texas Utilities Company, Abilene, Texas
WTU Stipulation and Agreement...  Stipulation  and Agreement to settle certain
                                  WTU regulatory matters







       1-1
PART I

ITEM 1.   BUSINESS.


GENERAL

     CSW, incorporated under the laws of Delaware in 1925, is a Dallas-based public utility holding company registered under the Holding Company Act. CSW owns all of the outstanding shares of common stock of the Operating Companies, CSW Services, CSW Credit, CSW Energy, CSW International, CSW Communications and EnerShop. In addition, CSW owns 80% of the outstanding shares of common stock of CSW Leasing.

     On January 10, 1996, CSW's tender offer of approximately $2.12 billion in the United Kingdom for all of the outstanding share capital of SEEBOARD was declared wholly unconditional. Through February 29, 1996, CSW (UK) had acquired shares representing, or had received valid acceptances in respect of, approximately 92.3% of the outstanding share capital of SEEBOARD. CSW (UK) expects to acquire the remaining 7.7% of the outstanding SEEBOARD share capital by the end of the second quarter of 1996. SEEBOARD is a regional electricity company in the United Kingdom headquartered in Crawley, West Sussex, with approximately two million customers and a distribution territory in southeast England that covers approximately 3,000 square miles, extending from the outlying areas of London to the English Channel. In addition to the distribution and supply of electricity, SEEBOARD is involved in gas supply, electricity generation, electrical contracting and retailing. See UNITED KINGDOM UTILITY OPERATIONS below, ITEM 7-MD&A and ITEM 8-NOTE 13. UNAUDITED PRO FORMA INFORMATION.

     The Electric Operating Companies are public utility companies engaged in generating, purchasing, transmitting, distributing and selling electricity. Information concerning the incorporation of each of the Electric Operating Companies is presented in the following table.

                         State of         Year of
Registrant            Incorporation     Incorporation

CPL                       Texas              1945
PSO                      Oklahoma            1913
SWEPCO                    Delaware           1912
WTU                       Texas              1927

     The Electric Operating Companies serve approximately 1.7 million customers in one of the largest service territories in the United States covering approximately 152,000 square miles in portions of Texas, Oklahoma, Louisiana and Arkansas. CPL and WTU operate in portions of south and central west Texas, respectively. PSO operates in portions of eastern and southwestern Oklahoma and SWEPCO operates in portions of northeastern Texas, northwestern Louisiana and western Arkansas. The Electric Operating Companies' customer base includes a mix of residential, commercial and diversified industrial customers. Transok is an intrastate natural gas pipeline and gas marketing company that gathers, processes and stores natural gas for, and transports and markets natural gas to the Electric Operating Companies, principally PSO, as well as other customers.

     CSW is committed to expanding its electric utility business through strategic domestic and international acquisitions and through marketing initiatives within these territories. Acquisitions of utility assets must meet defined criteria, including the potential to lower costs, increase long-term efficiency and competitiveness and provide an acceptable rate of return and benefit to CSW. CSW believes that the SEEBOARD acquisition meets these criteria.

       1-2

     CSW continues to seek opportunities to expand its non-utility business in areas related to its core electric utility business. Through CSW Energy, which develops and operates independent power and cogeneration projects, CSW has completed four gas-fired cogeneration plants. CSW International was formed to invest internationally either alone or with local or other partners. CSW International will also continue CSW's efforts in Mexico and will seek to expand into other countries in Latin America, Europe and Asia that meet CSW's investment criteria. CSW Communications provides communication services to the Electric Operating Companies and non-affiliates, including enhancement of services through fiber optic and other telecommunications technologies. EnerShop was formed in 1995 to provide commercial, industrial, institutional and governmental customers with energy management services designed to control cost, enhance productivity and improve convenience, safety and comfort.

     CSW Services performs, at cost, various accounting, engineering, tax, legal, financial, electronic data processing, centralized economic dispatching of electric power and other services for the CSW System. CSW Credit purchases accounts receivable of the Operating Companies and non-affiliated utilities and CSW Leasing invests in leveraged leases.

     The CSW System is subject to the jurisdiction of the SEC under the Holding Company Act with respect to the issuance, acquisition and sale of securities, the acquisition and sale of certain assets or any interest in any business and accounting practices and other matters. See Regulation below, and ITEM 7-MD&A for additional information regarding the Holding Company Act.

     In 1995, the Operating Companies and SEEBOARD contributed the following percentages to aggregate operating revenues, operating income and net income for CSW Common.

                                    SEEBOARD    Total
             CPL  PSO  SWEPCO  WTU  Group (1)  Electic Transok  Other  Total

Operating
 Revenues    29%  18%    22%    8%     6%        83%     16%      1%    100%
Operating
 Income      44%  16%    24%   10%     2%        96%      6%     (2%)   100%
Net Income
 for CSW
 Common      48%  20%    28%    9%     2%       107%      6%    (13%)   100%

(1)  Represents the SEEBOARD Group's 27.6% and 76.45% interest in
SEEBOARD's earnings for November and December 1995, respectively.
See ITEM 8-NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     The relative contributions of the Operating Companies and SEEBOARD to the aggregate operating revenues, operating income and net income for CSW Common differ from year to year due to variations in weather, fuel costs reflected in charges to customers, timing and amount of rate changes and other factors, including changes in business conditions and the results of non-utility businesses.


DOMESTIC UTILITY OPERATIONS

General

     Information concerning the service territories of the Electric Operating Companies at December 31, 1995, is set forth in the following table.

       1-3

Company
and
Largest                 Approximate                              Rural
Cities      Estimated   Square       Retail                      Electric
Served      Population  Miles        Customers   Municipalities  Cooperatives

CPL         2,065,000   44,000       614,000          1              4
 Corpus
 Christi,
  Texas       271,000
 Laredo,
  Texas       150,000
 McAllen,
  Texas       101,000

PSO         1,031,000   30,000       473,000           2             2
 Tulsa,
  Oklahoma    563,000
 Lawton,
  Oklahoma     90,000
 Bartlesville,
  Oklahoma     44,000

SWEPCO        870,000   25,000        409,000           3            8
 Shreveport/
 Bossier City,
  Louisiana   285,000
 Longview,
  Texas        99,000
 Texarkana,
  Texas and
  Arkansas     76,000

WTU           413,000   53,000         187,000          2            13
 Abilene,
  Texas       112,000
 San Angelo,
  Texas        90,000

CSW         4,379,000  152,000       1,683,000          8            27

     In 1995, approximately 61% of the Electric Operating Companies' electric revenues were earned in Texas, 24% in Oklahoma, 9% in Louisiana and 6% in Arkansas.

     CPL
     The economic base of CPL's service territory includes manufacturing, mining, agricultural, transportation and public utilities sectors. Major contributing activities to these sectors include oil and gas extraction, food processing, apparel, metal refining, chemical and petroleum refining, plastics and machinery equipment. In 1995, excluding the effects of the provisions for rate refunds, industrial customers accounted for approximately 22% of CPL's total operating revenues. Contracts with substantially all large industrial customers provide for both demand and energy charges. Demand charges continue under such contracts even during periods of reduced industrial activity, thus mitigating the effect of reduced activity on operating income.

     PSO
     The economic base of PSO's service territory includes mining, petroleum products, manufacturing and agriculture. The principal industries in the territory include natural gas and oil production, oil refining, steel processing, aircraft maintenance, paper manufacturing and timber products, glass, chemicals, cement and aircraft components.

     SWEPCO
     The economic base of SWEPCO's service territory includes mining, manufacturing, chemical products, petroleum products, agriculture and tourism. The principal industries in the territory include natural gas and oil production, petroleum refining, manufacturing of pulp and paper, chemicals, food processing and metal refining. The territory also includes several military installations, colleges and universities.

     WTU
     The economic base of WTU's service territory includes agricultural businesses, such as the production of cattle, sheep, goats, cotton, wool, mohair and feed crops. Significant gains have been made in economic diversification through value added processing of these products. The natural resources of the territory include

       1-4

oil, natural gas, sulfur, gypsum and ceramic clays. Important manufacturing and processing plants served by WTU produce cotton seed products, oil products, electronic equipment, precision and consumer metal products, meat products and gypsum products. The territory also includes several military installations and state correctional institutions.


Competition and Industry Challenges

     Competitive forces at work in the electric utility industry are impacting the CSW System and electric utilities generally.
Increased competition facing electric utilities is driven by complex economic, political and technological factors. These factors have resulted in legislative and regulatory initiatives that are likely to result in even greater competition at both the wholesale and retail level in the future. As competition in the industry increases, the Electric Operating Companies will have the opportunity to seek new customers and at the same time be at risk of losing customers to other competitors. Additionally, the Electric Operating Companies will continue to compete with suppliers of alternative forms of energy, such as natural gas, fuel oil and coal, some of which may be cheaper than electricity. The Electric Operating Companies believe that their prices for electricity and the quality and reliability of their service currently place them in a position to compete effectively in the marketplace. For additional information regarding competition and industry challenges, see ITEM 7-MD&A.

     PURA
     Amendments to PURA, the legal foundation of electric regulation in Texas, became effective on September 1, 1995. Among other things, the amendments deregulate the wholesale bulk power market in ERCOT, permit pricing flexibility for utilities facing competitive challenges, provide for a market-driven integrated resource planning process and mandate comparable open access transmission service.

     On December 21, 1995, a preliminary order was issued by the Texas Commission that expanded the scope of the CPL rate review to address certain competitive issues facing the electric utility industry. The competitive issues to be addressed by CPL in a supplemental filing due April 1, 1996, are: (i) the calculation of rates on an unbundled or functional basis (i.e., generation, transmission and distribution); (ii) current value of CPL's generating assets as compared to estimates of market value of such assets under alternative future industry structures; (iii) the application of performance based ratemaking; (iv) potential revisions in the methodology of reconciling and recovering fuel costs; and (v) the Texas Commission's authority to introduce competition in the electric utility industry under existing law. For additional information regarding PURA and the CPL rate review, see ITEM 7-MD&A.

     Electric Service Areas in Texas
     In Texas, electric service areas are approved by the Texas Commission. A given tract in a utility's overall service area may be singly certificated to a utility, to one of several competing electric cooperatives or to one of the competing municipal electric systems, or it may be dually or triply certificated to these entities. These certificated areas have changed only slightly since the formation of the Texas Commission in 1976.

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

       1-5


     CSW is unable to predict the ultimate outcome or impact of competitive forces on the electric utility industry or the CSW System. As the wholesale and retail electricity markets become more competitive, however, the principal factor determining success is likely to be price and, to a lessor extent, reliability, availability of capacity and customer service. See ITEM 7-MD&A for additional discussion of competitive issues facing the utility industry.

Regulation

     The CSW System is subject to the jurisdiction of the SEC under the Holding Company Act. The Holding Company Act generally limits the operations of a registered holding company to a single integrated public utility system, plus such additional businesses as are functionally related to such system.

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

     Nuclear Regulation - CPL
     Ownership of an interest in a nuclear generating unit exposes CPL and, indirectly, CSW to regulation not common to a fossil generating unit. Under the Atomic Energy Act of 1954 and the Energy Reorganization Act of 1974, operation of nuclear plants is intensively regulated by the NRC, which has broad power to impose licensing and safety-related requirements. Along with other federal and state agencies, the NRC also has extensive regulations pertaining to the environmental aspects of nuclear reactors. The NRC has the authority to impose fines and/or shut down a unit until compliance is achieved, depending upon its assessment of the severity of the situation. For a discussion of NRC regulation and other considerations arising from the ownership of nuclear assets, see NUCLEAR - CPL, below.

     Environmental Regulation
     For a discussion of regulation related to the various environmental agencies that impact the CSW Electric Operating
Companies, see Environmental Matters below.

Rates

     The retail rates of the Electric Operating Companies are subject to regulation by the state utility commissions in the states in which they operate. As discussed above the wholesale rates of the Electric Operating Companies are subject to regulation by the FERC. In addition, SWEPCO has agreements, which have been approved by the FERC, with all of its wholesale customers under which rates are based upon an agreed cost of service formula. These rates are adjusted periodically to reflect the actual cost of providing service.

     Texas Rates - CPL, SWEPCO and WTU
     The Texas Commission has original jurisdiction over retail rates in the unincorporated areas of Texas. The governing bodies of incorporated municipalities have original jurisdiction over rates within their incorporated limits. Municipalities may elect, and some have elected, to surrender this jurisdiction to the Texas Commission. The Texas Commission has appellate jurisdiction over rates set by incorporated municipalities.

       1-6

     Oklahoma Rates - PSO
     PSO is subject to the jurisdiction of the Oklahoma Commission with respect to retail prices. Pursuant to authority granted under RESCTA, the Oklahoma Commission established service territorial boundary maps in all unincorporated areas for all regulated retail electric suppliers serving Oklahoma. In accordance with RESCTA, a retail electric supplier may not extend retail electric service into the certified territory of another supplier, except to serve its own facilities or to serve a new customer with an initial full load of 1,000 KW or more. RESCTA provides that when any territory certified to a retail electric supplier or suppliers is annexed and becomes part of an incorporated city or town, the certification becomes null and void. However, once established in the annexed territory, a supplier may generally continue to serve within the annexed area.

     Arkansas and Louisiana Rates - SWEPCO
     SWEPCO is subject to the jurisdiction of the Arkansas Commission and Louisiana Commission with respect to retail rates, as well as the Texas Commission as described above.

Fuel Recovery

     The recovery of fuel costs from retail customers by the Electric Operating Companies is subject to regulation by the state utility commissions in the states in which they operate. All of the Electric Operating Companies' contracts with their wholesale customers contain FERC approved fuel-adjustment provisions for recovery of fuel costs.

     Texas Fuel Recovery - CPL,  SWEPCO and WTU
     Electric utilities in Texas, including CPL, SWEPCO and WTU, are not allowed to make automatic adjustments to recover changes in fuel costs from retail customers. A utility is allowed to recover its known or reasonably predictable fuel costs through a fixed fuel factor. The Texas Commission established procedures effective in 1993 whereby each utility under its jurisdiction may petition to revise its fuel factor every six months according to a specified schedule. Fuel factors may also be revised in the case of emergencies or in a general rate proceeding. Fuel factors are in the nature of temporary rates and the utility's collection of revenues by such factors is subject to adjustment at the time of a fuel reconciliation. Under these procedures, at its semi-annual adjustment date, a utility will be required to petition the Texas Commission for a surcharge or to make a refund when it has materially under- or over-collected its fuel costs and projects that it will continue to materially under- or over-collect. Material under- or over-collections including interest are defined as four percent of the most recent Texas Commission adopted annual estimated fuel cost for the utility. A utility does not have to revise its fuel factor when requesting a surcharge or refund. An interim emergency fuel factor order must be issued by the Texas Commission within 30 days after such petition is filed by the utility. Final reconciliation of fuel costs is made through a reconciliation proceeding, which may contain a maximum of three years and a minimum of one year of reconcilable data, and must be filed with the Texas Commission no later than six months after the end of the period to be reconciled. In addition, a utility must include a reconciliation of fuel costs in any general rate proceeding regardless of the time since its last fuel reconciliation proceeding. Any fuel costs that are determined unreasonably incurred in a reconciliation proceeding are not recoverable from retail customers.

     Oklahoma Fuel Recovery - PSO
     All KWH sales to PSO's retail customers, except for sales pursuant to FUSER and CSF, were made under rates which include a fuel cost adjustment clause. Oklahoma law requires that an examination of PSO's retail fuel cost adjustment clause be performed annually by the Oklahoma Commission. The fuel cost adjustment is computed for each month on the basis of the average cost of fuel consumed in the month. The amount of any difference in such cost over or under a base rate is applied on a KWH basis and reflected in adjustments to customers' bills during the second month subsequent to the month in which the difference occurred.

     The FUSER program, for qualified commercial and industrial customers, and the CSF program, for qualified wholesale customers, were developed to allow program participants to purchase natural gas directly from suppliers, at negotiated prices, to be delivered to and burned in PSO's gas-fired power plants, resulting in reduced prices because of the low cost spot gas fuel provided. Under these programs, participants could deliver sufficient quantities of natural gas to meet 70% of their generation requirements with the remaining 30% met with electricity generated by PSO's coal-fired plants. The FUSER and CSF programs resulted in lower electric costs to all classes of PSO's customers. The FUSER program was canceled effective October 1, 1993 because changing market and supply conditions eliminated the economic viability of the program.

       1-7

     Arkansas and Louisiana Fuel Recovery - SWEPCO
     SWEPCO's retail rates currently in effect in Louisiana are adjusted based on SWEPCO's cost of fuel in accordance with a fuel cost adjustment which is applied to each billing month based on the second previous month's average cost of fuel. Provision for any over- or under-recovery of fuel costs is allowed under an automatic fuel clause. Under SWEPCO's fuel adjustment rider currently in effect in Arkansas, the fuel cost adjustment is applied for each billing month on a basis which permits SWEPCO to recover the level of fuel cost experienced two months earlier.

     Recoverability of Fuel
     The inability of any Electric Operating Company to recover its fuel costs under the procedures described above could have a material adverse effect on such company's results of operations and financial condition.

     See ITEM 7-MD&A and ITEM 8-NOTE 2. LITIGATION AND REGULATORY
PROCEEDINGS for further information with respect to regulatory, rate and fuel proceedings.

Nuclear - CPL

     CPL owns 25.2% of STP, a two-unit nuclear power plant which is located near Bay City, Texas. In addition, HLP, the Project Manager, owns 30.8%; San Antonio owns 28.0%; and Austin owns 16.0% of STP. STP Unit 1 was placed in service in August 1988 and STP Unit 2 was placed in service in June 1989.

     Nuclear Decommissioning
     At the end of STP's service life, decommissioning is expected to be accomplished using the decontamination method, which is one of the techniques acceptable to the NRC. Using this method, the decontamination activities occur as soon as possible after the end of plant operations. Contaminated equipment is cleaned and removed to a permanent disposal location, and the site is generally returned to its pre-plant state.

     CPL's decommissioning costs are accrued and funded to an external trust over the expected service life of the STP units. The existing NRC operating licenses will allow the operation of STP Unit 1 until 2027, and Unit 2 until 2028. The accrual for decommissioning costs is an annual level cost based on the estimated future cost to decommission STP, including escalations for expected inflation to the expected time of decommissioning, and is net of expected earnings from the trust fund. See ITEM 8-NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for further information related to nuclear decommissioning.

     CPL Deferred Accounting
     CPL was granted deferred accounting treatment for certain STP Unit 1 and 2 costs by Texas Commission orders. These orders allowed CPL to defer post-in-service operating and maintenance costs, including taxes and depreciation, and carrying costs until these costs were reflected in retail rates. Deferred accounting had an immediate positive effect on net income in the years allowed, but cash earnings were not increased until rates went into effect reflecting STP in service. See ITEM 8-NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES and NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS, for additional information related to deferred accounting at STP.

       1-8
     Nuclear Insurance

     See ITEM 8-NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES for further information related to nuclear insurance for STP.


Operating Data

     Facilities, Plants and Properties
     At December 31, 1995, the Electric Operating Companies owned the following electric generating plants, or portions thereof in the case of jointly owned plants, substantially all of which were steam electric units.

                                                               Net Dependable
                                                               Summer Rating
                                           Principal Fuel        Capability
Plant Name and Location                      Source (a)           (MW) (b)

CPL
La Palma, San Benito, Texas                    Gas                 205 (c)
Victoria, Victoria, Texas                      Gas                 432 (c)
Nueces Bay, Corpus Christi, Texas              Gas                 529 (c)
Lon C. Hill, Corpus Christi, Texas             Gas                 550
Laredo, Laredo, Texas                          Gas                 177
J. L. Bates, Mission, Texas                    Gas                 182
E.S. Joslin, Point Comfort, Texas              Gas                 249
Barney M. Davis, Corpus Christi, Texas         Gas                 695
Coleto Creek, Goliad, Texas                    Coal                632
Oklaunion, Vernon, Texas (b)                   Coal                 53
STP, Bay City, Texas (b)                       Nuclear             630
Eagle Pass, Eagle Pass, Texas                  Hydro                 6
                                                                 4,340
PSO
Tulsa, Tulsa, Oklahoma                         Gas                 165 (c)
                                               Oil                   8
Riverside, Jenks, Oklahoma                     Gas                 916
                                               Oil                   3
Northeastern, Oologah, Oklahoma                Gas                 637
                                               Coal                883
                                               Oil                   4
Southwestern, Washita, Oklahoma                Gas                 475
                                               Oil                   2
Comanche, Lawton, Oklahoma                     Gas                 273
                                               Oil                   4
Weleetka, Weleetka, Oklahoma                   Gas                 151
                                               Oil                   4
Oklaunion, Vernon, Texas (b)                   Coal                106
                                                                 3,631
SWEPCO
Arsenal Hill, Shreveport, Louisiana            Gas                 110
Lieberman, Mooringsport, Louisiana             Gas                 276
Knox Lee, Cherokee Lake, Texas                 Gas                 497
Wilkes, Jefferson, Texas                       Gas                 875
Lone Star, Daingerfield, Texas                 Gas                  50
Welsh, Cason, Texas                            Coal              1,584
Flint Creek, Gentry, Arkansas (b)              Coal                240
Henry W. Pirkey, Hallsville, Texas(b)          Lignite             559
Dolet Hills, Mansfield, Louisiana (b)          Lignite             262
                                                                 4,453


       1-9
                                                   Net Dependable
                                                    Summer Rating
                               Principal Fuel        Capability
Plant Name and Location          Source (a)           (MW) (b)

WTU
Paint Creek, Haskell, Texas         Gas                  237
Rio Pecos, Girvin, Texas            Gas                  137
San Angelo, San Angelo, Texas       Gas                  125
Fort Phantom, Abilene, Texas        Gas (d)              362
Oak Creek, Bronte, Texas            Gas                   87
Abilene, Abilene, Texas             Gas                   12
Lake Pauline, Quanah, Texas         Gas                   46
Ft. Stockton, Ft. Stockton, Texas   Gas                    5
Vernon, Vernon, Texas               Oil                    9
Oklaunion, Vernon, Texas (b)        Coal                 370
Presidio, Presidio, Texas           Oil                    2
                                                       1,392

Total, excluding plant in storage                     13,816
Plant in storage                                         392
CSW Total                                             14,208

(a) Some plants have the capability of burning oil in combination with gas. Use of oil in facilities primarily designed to burn gas results in increased maintenance expense and a reduction of approximately 5% to 15% in capability. PSO and WTU have 25 MW and 11 MW, respectively, of facilities primarily designed to burn oil.
(b) Data reflects only CSW System's portion of plants which are jointly owned with non-affiliates. For additional information concerning jointly owned facilities see ITEM 8-NOTE 6. JOINTLY OWNED ELECTRIC UTILITY PLANT.
(c) Excludes units in storage, consisting of 34 MW at Nueces Bay, 60 MW at Victoria, and 48 MW at La Palma for CPL and 250 MW at Tulsa for PSO.
(d) Although both Fort Phantom units burn primarily gas, Unit 1 is designed to burn fuel oil for extended periods of time before maintenance is required and Unit 2 is designed to burn fuel oil on a continuous basis.

     All of the generating plants described above are located on land owned by the Electric Operating Companies or, in the case of jointly owned plants, jointly with other participants. The Electric Operating Companies' electric transmission and distribution facilities are mostly located over or under highways, streets and other public places or property owned by others, for which permits, grants, easements or licenses (which the Electric Operating Companies believe to be satisfactory, but without examination of underlying land titles) have been obtained. The principal plants and properties of the Electric Operating Companies are subject to the liens of the first mortgage indentures under which the Electric Operating Companies' bonds are issued.

     Construction Expenditures
     The Electric Operating Companies maintain a continuing construction program, the nature and extent of which is based upon current and estimated demands upon the system. See ITEM 7-MD&A for additional information related to construction expenditures.

       1-10

     Peak Loads and System Capabilities of the Electric Operating
Companies
     The following tables set forth for the last three years (i) the net system capability, including the net amounts of contracted purchases and contracted sales, at the time of peak demand, (ii) the maximum coincident system demand on a one-hour integrated basis, exclusive of sales to other electric utilities and (iii) the respective amounts and percentages of peak demand generated by the Electric Operating Companies and net purchases and sales.

CSW                                  1995          1994         1993
Net system capability (MW)           14,168 (2)    13,549 (2)   13,163 (1)(2)
Maximum coincident system
 demand (MW)                         12,314        11,434       11,464
Percentage increase (decrease)
 in peak demand over prior period    7.7%          (0.3)%       8.1%
Generation at time of peak (MW)      12,053        11,353       10,624
Percent of peak demand generated     97.9%         99.3%        92.7%
Net purchases (sales) at time
 of peak (MW)                        261           81           840
Percent of net purchases (sales)
 at time of peak                     2.1%          0.7%         7.3%
Date of maximum coincident
 system demand                       July 28       June 27      August 18

  (1) Does not include 630 MW of STP capability that was not available at the 1993 peak due to the outage described in ITEM 7-MD&A.
  (2) Does not include 446 MW of system capability in storage in 1995 as described above in Facilities, Plants and Properties, 881 MW of system capability in storage in 1994 and 719 MW of system capability in storage in 1993.


CPL                                          1995        1994       1993
Net system capability (MW)                   4,200 (2)   3,969 (2)  3,850(1)(2)
Maximum coincident system demand (MW)        3,862       3,732      3,518
Percentage increase (decrease) in peak
  demand over prior period                   3.5%        6.1%       5.1%
Generation at time of peak (MW)              3,846       3,074      2,943
Percent of peak demand generated             99.6%       82.4%      83.7%
Net purchases (sales) at time of peak (MW)   16          658        575
Percent of net purchases (sales)
  at time of peak                            0.4%        17.6%      16.3%
Date of maximum coincident system demand     July 26     August 18  August 25

  (1) Does not include 630 MW of STP capability that was not available at the 1993 peak due to the outage described in ITEM 7-MD&A.
  (2) Does not include 142 MW of system capability in storage in 1995 as described above in Facilities, Plants and Properties and 310 MW of system capability in storage in 1994 and 1993.


PSO                                           1995       1994       1993
Net system capability (MW)                    3,759 (1)  3,664 (1)  3,649 (1)
Maximum coincident system demand (MW)         3,292      3,167      3,147
Percentage increase (decrease) in peak
  demand over prior period                    3.9%       0.6%       4.6%
Generation at time of peak (MW)               3,025      2,645      2,609
Percent of peak demand generated              91.9%      83.5%      82.9%
Net purchases (sales) at time of peak (MW)    267        522        538
Percent of net purchases (sales) at
  time of peak                                8.1%       16.5%      17.1%
Date of maximum coincident system demand      August 28  June 27    August 18


  (1) Does not include 250 MW of system capability in storage in 1995 as described above in Facilities, Plants and Properties, 247 MW of system capability in storage in 1994 and 409 MW of system capability in storage in 1993.

       1-11


SWEPCO                                   1995         1994       1993
Net system capability (MW)               4,783 (1)    4,464 (2)  4,436
Maximum coincident system demand (MW)    3,932        3,526      3,651
Percentage increase (decrease) in
  peak demand over prior period          11.5%        (3.4%)     12.8%
Generation at time of peak (MW)          4,022        3,987      3,559
Percent of peak demand generated         102.3%       113.1%     97.5%
Net purchases (sales) at time of
  peak (MW)                                (90)         (461)      92
Percent of net purchases (sales)
  at time of peak                        (2.3%)       (13.1%)    2.5%
Date of maximum coincident system
  demand                                 July 28      June 27    August 18

  (1) Does not include 54 MW of capability in 1995 that was not available at the peak due to fuel procurement issues.
  (2) Does not include 324 MW of capability in 1994 that was unavailable due to inefficiencies as a result of slag build-ups and fuel procurement issues.


WTU                                     1995       1994       1993
Net system capability (MW)              1,426      1,459      1,384
Maximum coincident system demand
  (MW)                                  1,435      1,262      1,201
Percentage increase (decrease) in
  peak demand over prior period         13.7%      5.1%       7.4%
Generation at time of peak (MW)         1,167      1,401      1,223
Percent of peak demand generated        81.3%      111.0%     101.8%
Net  purchases (sales) at time
  of peak (MW)                          268        (139)      (22)
Percent of net purchases (sales)
  at time of peak                       18.7%      (11.0%)    (1.8%)
Date of maximum coincident
  system demand                         July 28    June 27    August 11

       1-12


Electric Operating Statistics

Central And South West Corporation and Subsidiary Companies
(excludes the SEEBOARD Group)

                                          1995      1994       1993
Kilowatt-hour sales (millions)
  Residential                           16,872    16,368     15,903
  Commercial                            13,755    13,463     12,966
  Industrial                            19,321    18,869     18,205
  Other retail                           1,518     1,501      1,434
  Sales to retail customers             51,466    50,201     48,508
  Sales for resale                       8,468     7,133      5,852
  Total                                 59,934    57,334     54,360

Number of electric customers at
 end of period (thousands)
  Residential                            1,437     1,417      1,396
  Commercial                               209       205        201
  Industrial                                24        24         24
  Other                                     13        15         12
  Total                                  1,683     1,661      1,633

Residential sales averages
  KWH per customer                      11,840    11,665     11,541
  Revenue per customer  (a), (b)          $799      $824       $842
  Revenue per KWH  (a), (b)              6.75cents 7.06cents  7.29cents

Revenue per KWH on total
  sales (a), (b)                         4.81cents 5.35cents  5.62cents

Fuel cost data  (a)
  Average Btu per net KWH               10,193    10,344     10,391
  Cost per million Btu                   $1.58     $1.82      $2.11
  Cost per KWH generated                 1.61cents 1.88cents  2.19cents
  Cost as a percentage of
   revenue (b)                           35.0%     36.7%      38.7%


  (a) These statistics reflect the outage at STP in 1993 and early 1994, and the impact of CSF in 1995 and FUSER and CSF in 1993. For additional information about FUSER and CSF, see Fuel Recovery above and Fuel Supply below
  (b) These statistics reflect the refunds and fuel disallowance that occurred as a result of both the CPL 1995 Agreement and the WTU Stipulation and Agreement. For additional information, see
       ITEM 7-MD&A.

       1-13

Operating Statistics

Central Power and Light Company
                                          1995       1994      1993
Kilowatt-hour sales (millions)
  Residential                            6,223      5,954     5,612
  Commercial                             4,656      4,523     4,278
  Industrial                             7,250      6,910     6,406
  Other retail                             465        457       435
  Sales to retail customers             18,594     17,844    16,731
  Sales for resale                       1,680      1,286       913
  Total                                 20,274     19,130    17,644

Number of electric customers at
 end of period
  Residential                          526,909    516,355   504,893
  Commercial                            77,743     76,739    74,767
  Industrial  (a)                        5,731      5,864     6,156
  Other                                  3,561      3,577     3,538
  Total                                613,944    602,535   589,354

Residential sales averages
  KWH per customer                      11,985     11,729    11,298
  Revenue per customer (b), (c)           $896       $935      $955
  Revenue per KWH  (b), (c)              7.48cents  7.97cents 8.45cents

Revenue per KWH on total
 sales (b), (c)                          5.29cents  6.37cents 6.93cents

Fuel cost data  (b)
  Average Btu per net KWH               10,175     10,289    10,296
  Cost per million Btu                   $1.37      $1.75     $2.17
  Cost per KWH generated                 1.39cents  1.80cents 2.23cents
  Cost as a percentage of revenue (c)    26.8%      27.0%     28.6%



  (a) The customer decrease in 1994 was due primarily to the combining of multiple customer accounts into single accounts and a decline in customers due to economic and competitive conditions.
  (b)  These statistics reflect the outage at STP in 1993 and early 1994.
  (c) These statistics reflect the refund and fuel disallowance that occurred as a result of the CPL 1995 Agreement. For additional information, see ITEM 7-MD&A.

       1-14

Operating Statistics

Public Service Company of Oklahoma

                                          1995      1994       1993
Kilowatt-hour sales (millions)
  Residential                            4,753     4,749      4,714
  Commercial                             4,427     4,434      4,352
  Industrial                             4,307     4,360      4,445
  Other retail                              80        89         87
  Sales to retail customers             13,567    13,632     13,598
  Sales for resale                       1,617     1,509        563
  Total                                 15,184    15,141     14,161

Number of electric customers at
 end of period
  Residential                          412,765   409,675    406,847
  Commercial                            54,102    53,454     53,166
  Industrial                             5,205     5,156      5,087
  Other                                  1,353     1,287      1,008
  Total                                473,425   469,572    466,108

Residential sales averages
  KWH per customer                      11,563    11,640     11,637
  Revenue per customer                    $682      $726       $731
  Revenue per KWH                        5.89cents 6.24cents  6.28cents

Revenue per KWH on total sales (a)      4.55cents  4.89cents  5.00cents


Fuel cost data  (a)
  Average Btu per net KWH               10,151    10,231     10,220
  Cost per million Btu                   $1.73     $1.96      $2.38
  Cost per KWH generated                 1.75cents 2.00cents  2.43cents
  Cost as a percentage of revenue        42.3%     39.5%      43.7%


  (a) These statistics reflect the impact of CSF in 1995 and FUSER and CSF in 1993. See Fuel Recovery above and Fuel Supply below.

       1-15

Operating Statistics

Southwestern Electric Power Company
                                          1995       1994      1993
Kilowatt-hour sales (millions)
  Residential                            4,406      4,157      4,114
  Commercial                             3,521      3,378      3,249
  Industrial                             6,531      6,357      6,122
  Other retail                             424        400        390
  Sales to retail customers             14,882     14,292     13,875
  Sales for resale                       5,002      5,189      4,508
  Total                                 19,884     19,481     18,383

Number of electric customers at
 end of period
  Residential                          351,131    346,227    340,379
  Commercial                            49,123     48,153     46,728
  Industrial                             5,864      5,747      5,809
  Other                                  2,615      2,609      2,605
  Total                                408,733    402,736    395,521

Residential sales averages
  KWH per customer                      12,627     12,107     12,357
  Revenue per customer                    $798       $776       $822
  Revenue per KWH                        6.32cents  6.41cents  6.65cents

Revenue per KWH on total sales           4.21cents  4.24cents  4.60cents

Fuel cost data
  Average Btu per net KWH               10,531     10,489     10,582
  Cost per million Btu                   $1.61      $1.75      $1.94
  Cost per KWH generated                 1.70cents  1.84cents  2.05cents
  Cost as a percentage of revenue        38.3%      40.6%      42.5%


       1-16

Operating Statistics

West Texas Utilities Company
                                          1995       1994       1993
Kilowatt-hour sales (millions)
  Residential                            1,490      1,508      1,464
  Commercial                             1,152      1,128      1,087
  Industrial                             1,233      1,241      1,231
  Other retail                             549        556        522
  Sales to retail customers              4,424      4,433      4,304
  Sales for resale                       2,268      2,051      2,288
  Total                                  6,692      6,484      6,592

Number of electric customers at
 end of period
  Residential                          146,235    144,966    143,453
  Commercial                            27,243     26,618     26,001
  Industrial                             7,317      7,392      7,453
  Other                                  5,685      5,533      5,361
  Total                                186,480    184,509    182,268

Residential sales averages
  KWH per customer                      10,224     10,449     10,241
  Revenue per customer  (a)               $784       $822       $811
  Revenue per KWH  (a)                   7.67cents  7.86cents  7.92cents

Revenue per KWH on total sales (a)       4.78cents  5.29cents  5.24cents

Fuel cost data
  Average Btu per net KWH               10,370     10,424     10,491
  Cost per million Btu                   $1.83      $1.88      $1.91
  Cost per KWH generated                 1.90cents  1.96cents  2.00cents
  Cost as a percentage of revenue (a)    38.7%      38.3%      39.1%


(a) These statistics reflect the refund and lower rates that occurred as a result of the WTU Stipulation and Agreement.
     See ITEM 7-MD&A.


       1-17

Power Purchases and Sales

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

     SWEPCO - BREMCO
     As part of the agreement to acquire BREMCO, SWEPCO entered into a long-term purchased power contract with Cajun, BREMCO's previous full-requirements wholesale supplier. The contract covered the purchase of energy at a fixed price for 1993 and 1994, and the purchase of capacity and energy in subsequent years. See ITEM 7-MD&A for information regarding SWEPCO's pending proposal to acquire all of Cajun's non-nuclear assets.

     SWEPCO and WTU - Tex-La
     WTU sells 92 MW of power and energy to Tex-La. Tex-La has a peak requirement of approximately 120 MW. WTU will serve Tex-La until facilities are completed to connect Tex-La to SWEPCO, at which time SWEPCO will provide 85 MW and WTU will retain 35 MW of the Tex-La electric load.

     PSO - MCPC
     In 1989, PSO entered into certain long-term contracts with MCPC, a cogeneration development company located in northeastern Oklahoma. These contracts include: (i) an Interconnection and Interchange Agreement providing terms and conditions under which MCPC could connect its electric generating facilities to PSO's transmission system and providing for future transmission by PSO of specified amounts of MCPC's power to an unaffiliated utility; (ii) a Stock/Asset Purchase Agreement which allows PSO under certain conditions to acquire the stock or assets of MCPC; and (iii) an Energy Conversion Agreement which required PSO to deliver natural gas to MCPC for conversion to electrical energy to be delivered by MCPC to PSO. Under the Energy Conversion Agreement, PSO had the right to dispatch up to 60 MWH per hour of quick-start capability. See ITEM 8-
NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS, for information regarding litigation arising out of PSO's contracts with MCPC.

     SWEPCO - Other Wholesale
     SWEPCO furnishes energy at wholesale to three municipalities and also supplies electric energy at wholesale to eight electric cooperatives operating in its territory.

     WTU - Other Wholesale
     WTU provides wholesale electricity to four electric cooperatives and one municipality for all their respective electric energy requirements. WTU also provides wholesale power to nine other electric cooperatives, one other municipal customer and one investor owned electric utility company. WTU's contractual obligations with fifteen of its wholesale customers require a five-year notice of termination, and one wholesale customer has a fourteen-year obligation.

Other Operational Information

     System Interconnection
     The CSW System operates on an interstate basis to facilitate exchanges of power. PSO and WTU are interconnected through the 200
MW North HVdc transmission interconnection. In 1992, SWEPCO and CPL entered into an agreement with HLP and TU to construct and operate an East Texas HVdc transmission interconnection to facilitate exchanges of power for the CSW System. This interconnection consists of a back-to-back HVdc converter station and 16 miles of 345 KV transmission line connecting transmission substations at SWEPCO's Welsh Power
Plant and TU's Monticello Power Plant.  In 1993, an application for a

       1-18

Certificate of Convenience and Necessity for the transmission interconnection was approved by the Texas Commission, and in mid-1995, the 600 MW East Texas HVdc project was completed. Transmission charges paid to TU are recorded as transmission expenses and are then recovered from customers through the fuel recovery mechanisms in Texas.

     CPL and WTU are members of ERCOT, which also includes TU, HLP, Texas Municipal Power Agency, Texas Municipal Power Pool, Lower Colorado River Authority, the municipal systems of San Antonio, Austin and Brownsville, the South Texas and Medina Electric Cooperatives, and several other interconnected systems and cooperatives. PSO and SWEPCO are members of the Southwest Power Pool, which is comprised of 43 members, including 17 investor-owned utilities, 12 municipalities, 10 cooperatives, 3 state and 1 federal agency operating in the states of Arkansas, Kansas, Louisiana, Oklahoma and parts of Mississippi, Missouri, New Mexico and Texas. ERCOT members interchange power and energy with one another on a firm, economy and emergency basis, as do the members of the Southwest Power Pool.

     Seasonality
     Sales of electricity by the Electric Operating Companies tend to increase during warmer summer months and, to a lesser extent, cooler winter months, because of higher demand for power.

     Franchises
     The Electric Operating Companies hold franchises to provide electric service in various municipalities in their service areas. These franchises have varying provisions and expiration dates including, in some cases, termination and buy-out provisions. CSW considers the Electric Operating Companies' franchises to be adequate for the conduct of their business.

Fuel Supply

     General
     The CSW System's present net dependable summer rating power generation capabilities and the type of fuel used are set forth in Facilities, Plants and Properties above. Additional fuel supply data is set forth in the tables presented below.

Aggregate
Capability (MW)        CSW          CPL        PSO       SWEPCO       WTU

Natural Gas          8,455        3,019      2,617        1,808     1,011
Coal                 3,868          685        989        1,824       370
Lignite                821           --         --          821        --
Nuclear                630          630         --           --        --
Hydro and Oil           42            6         25           --        11
                    13,816        4,340      3,631        4,453     1,392
Plant in Storage       392          142        250           --        --
Total               14,208        4,482      3,881        4,453     1,392

Generation Mix
  (as a % of MWH)      CSW          CPL        PSO       SWEPCO       WTU

Natural Gas             47           55         62           20        65
Coal                    36           21         38           50        35
Lignite                  9           --         --           30        --
Nuclear                  8           24         --           --        --
Hydro and Oil           --           --         --           --        --
                       100          100        100          100       100

       1-19


     Natural Gas
     The Electric Operating Companies purchase their gas from a number of suppliers operating in and around their service territories. In 1995, approximately 43% of the Electric Operating Companies' total gas purchases were made under long-term contracts and approximately 57% came from short-term contracts and spot purchases.

     CPL
     CPL's eight gas-fired electric generating plants are supplied by a portfolio of long-term and short-term natural gas purchase agreements through multiple natural gas pipeline systems.
Approximately 59% of CPL's total gas requirements in 1995 were purchased under long-term arrangements representing both purchase obligations and discretionary purchases, while the balance of CPL's requirements were acquired under short-term arrangements in the spot market.

     PSO
     PSO engages in a program to maintain adequate gas supplies necessary for operation. Natural gas for generation is provided by purchases under a number of long-term and spot market contracts. Approximately 49% of PSO's natural gas requirements in 1995 were provided for under firm contracts. Transok acts as an administrator with respect to purchases of natural gas supplies. Gas is transported by Transok to PSO facilities under agreements pursuant to which PSO pays Transok for actual costs incurred in providing the services as determined on an allocated cost of service basis, including a rate of return on equity applicable between affiliates as specified by the Oklahoma Commission in PSO's most recent Oklahoma price review. See ITEM 7-MD&A and ITEM 8-NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS, for further information with respect to Transok and the agreements between PSO and Transok.

     SWEPCO
     SWEPCO purchased approximately 100% of its gas requirements in 1995 pursuant to spot purchase contracts with no take-or-pay obligations. Subject to market conditions, SWEPCO plans to continue to enter into short-term contracts with various suppliers to provide gas for peaking purposes.

     WTU
     WTU has gas purchase contracts with several suppliers. The largest long-term contract, which is with Lone Star, provided approximately 11% of WTU's total gas requirements in 1995. Lone Star is obligated, except during curtailments, to have gas available for 125% of the estimated annual fuel requirements of each plant served, provided the total of all plants does not exceed 110% of the estimated annual fuel requirement. The Lone Star contract, which expires in 2000, allows WTU considerable flexibility to purchase gas from other sources. Utilizing this flexibility in 1995, WTU purchased approximately 72% of its gas requirements on the spot market from many different suppliers. The remaining 17% of WTU's 1995 gas requirements came from supplemental firm contracts with several suppliers. The contracts with suppliers vary in their terms, but generally provide for periodic or other price adjustments.

     Coal and Lignite
     The Electric Operating Companies purchase coal from a number of suppliers. In 1995, approximately 74% of the Electric Operating Companies' total coal purchases were supplied under long-term contracts with the balance procured on the spot market. The coal for the CSW System plants comes primarily from Wyoming or Colorado mines which are located between 1,000 and 1,700 rail miles from the generating plants.

     Proposed Railroad Merger
     On November 30, 1995, Union Pacific, Southern Pacific and certain other affiliates of each filed an application with the Interstate Commerce Commission to merge their rail operations. Union Pacific and Southern Pacific currently compete for portions of the coal transportation traffic to CPL's Coleto Creek Power Plant. In addition, Southern Pacific controls the destination portion of movements of coal from the Powder River Basin of Wyoming, where Union Pacific competes with Burlington Northern for the origination portion of the movements. Because of the potential elimination of such

       1-20

competition and other factors, CPL may be adversely affected by this merger, if approved, unless conditions mitigating the impact are included in the merger.

     Oklaunion - CPL, PSO and WTU
     The jointly owned Oklaunion plant purchases coal under a coal supply contract with Caballo Coal Company. Approximately 99% of the total 1995 Oklaunion coal requirements for WTU, 78% for CPL and 85% for PSO were supplied under the Caballo Coal Company contract with the balance procured on the spot market. As of December 31, 1995, CPL's share of the coal inventory at Oklaunion was approximately 46,000 tons, representing approximately 83 days supply; PSO's share was approximately 78,000 tons, representing approximately 71 days supply; and WTU's share was approximately 205,000 tons, representing approximately 67 days supply.

     Prior to the expiration of a coal transportation contract in October 1995, all coal used at Oklaunion was transported approximately 1,100 miles to the plant by Burlington Northern. Subsequently, coal has been transported in Burlington Northern supplied rail cars pursuant to a tariff filed with the Interstate Commerce Commission, whose authority in the matter was transferred to the Surface Transportation Board of the U.S. Department of Transportation effective January 1, 1996. In a case currently pending before such board, WTU has challenged the rate filed by Burlington Northern and requested prescription of a reasonable rate by the Surface Transportation Board.

     Coleto Creek - CPL
     CPL acquired approximately 34% of the 1995 coal requirements for its Coleto Creek plant pursuant to a long-term agreement with Colowyo Coal Company, which expires in 1999. CPL's remaining purchase obligation under the Colowyo agreement is for approximately 25% of Coleto Creek's requirements. The coal is mined in northwestern Colorado and is transported approximately 1,400 miles by Denver & Rio Grande Western Railroad Company and Southern Pacific. Southern Pacific is currently the only rail carrier with access to the Coleto Creek plant. CPL owns sufficient railcars for operation of three unit trains. CPL has instituted a proceeding at the Interstate Commerce Commission, whose authority in the matter was transferred to the Surface Transportation Board of the U.S. Department of Transportation, effective January 1, 1996, requesting a reasonable rate for the 16 mile movement from Victoria, Texas, a station served by Missouri Pacific Railroad Company, to Coleto Creek. CPL has entered into an agreement with Colowyo Coal Company for most of Coleto Creek's coal requirements for 1996. Under this contract, transportation charges are paid by Colowyo Coal Company. CPL has also contracted for a test burn of coal from the Powder River Basin of Wyoming during 1996. After 1996, CPL intends to utilize Powder River Basin coal for a portion of the Coleto Creek plant requirements and intends to negotiate rail transportation agreements for such coal. Powder River Basin coal is transported approximately 1,700 miles, using either Burlington Northern or Union Pacific as the originating carrier and Southern Pacific as the destination carrier. See Proposed Railroad Merger above. At December 31, 1995, CPL had approximately 531,000 tons of coal in inventory at Coleto Creek, representing approximately 73 days supply.

     Northeastern Station - PSO
     PSO has a contract with Kerr-McGee Coal Corporation, which substantially covers the coal supply for PSO's Northeastern Station coal units through at least 2014. Coal delivery is by unit trains from mines located in the Gillette, Wyoming vicinity, a distance of about 1,100 rail miles from Northeastern Station. PSO owns sufficient rail cars and spares for operation of six unit trains. Coal is transported to Northeastern Station pursuant to a long-term contract with Burlington Northern. At December 31, 1995, PSO had approximately 438,000 tons of coal in inventory at Northeastern representing approximately 41 days supply. See ITEM 8-NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS, for additional information.

     Welsh and Flint Creek - SWEPCO
     All of the long-term supply for SWEPCO's Welsh plant and its 50 percent-owned Flint Creek plant is provided under a contract with

       1-21

AMAX. Coal under the AMAX contract is mined near Gillette, Wyoming, a distance of about 1,500 and 1,100 miles, respectively, from the Welsh and Flint Creek plants. Coal is delivered to the plants under rail transportation contracts with Burlington Northern and the Kansas City Southern Railroad Company having expiration dates ranging between 1996 and 2007. SWEPCO owns or leases under long-term leases sufficient cars and spares for operation of twelve unit trains. SWEPCO has supplemented its railcar fleet from time to time with short-term leases. At December 31, 1995, SWEPCO had coal inventories of approximately 1,552,000 tons at Welsh, representing 68 days supply, and approximately 468,000 tons at Flint Creek, representing 68 days supply. See ITEM 8-NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS and ITEM 8-NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES, for information additional information.

     Pirkey and Dolet Hills - SWEPCO
     SWEPCO has acquired lignite leases covering an aggregate of about 27,000 acres near the Henry W. Pirkey power plant. Sabine Mining Company is the contract miner of these reserves. At December 31, 1995, approximately 238,000 tons of lignite were in inventory at the plant representing 22 days supply. Another 25,000 acres are jointly leased in equal portions by SWEPCO and Central Louisiana Electric Company in the Dolet Hills area of Louisiana near Dolet Hills Power Plant. The Dolet Hills Mining Venture is the contract miner for these reserves. At December 31, 1995, SWEPCO had approximately 207,000 tons of lignite in inventory at the plant representing 40 days supply. In the opinion of the management of SWEPCO, the acreage under lease in these areas contains sufficient reserves to cover the anticipated lignite requirements for the estimated useful lives of the lignite-fired plants.

     Nuclear Fuel - CPL
     The supply of fuel for STP involves a complex process. This process includes the acquisition of uranium concentrate, the conversion of uranium concentrate to uranium hexafluoride, the enrichment of uranium hexafluoride in the isotope U235 and the fabrication of the enriched uranium into fuel rods and incorporation of fuel rods into fuel assemblies. The fuel assemblies are the final product loaded into the reactor core. The time associated with this process requires that fuel decisions be made years in advance of the actual need to refuel the reactor. Fuel requirements for STP are being handled by the STP Management Committee, comprised of representatives of all participants in STP.

     Outages are necessary approximately every 18 months for refueling. Because STP's fuel costs are significantly lower than any of the other CPL units, CPL's average fuel costs are expected to be higher whenever an STP unit is down for refueling or maintenance.

     CPL and the other STP participants have entered into contracts with suppliers for uranium concentrate and conversion service sufficient for the operation of both STP units through November 1997. Additional flexible contracts are in place to provide 50% of the uranium concentrate and 100% of the conversion service needed for STP from the end of 1997 through 2000. Enrichment contracts were secured for a 30-year period from the initial operation of each unit. The STP participants have canceled the enrichment requirements for the period from October 2000 to September 2005 under a ten year no cost termination provision of the enrichment contract. The STP participants believe that other, lower cost options will be available in the future. Also, fuel fabrication services have been contracted for operation through 2005 for Unit 1 and 2006 for Unit 2. Although CPL and the other STP owners cannot predict the availability of uranium and related services, CPL and the other STP owners do not currently expect to have difficulty obtaining uranium and related services required for the remaining years of STP operation.

     The Energy Policy Act has provisions for the recovery of a portion of the costs associated with the decommissioning and decontamination of the gaseous diffusion plants used in the enrichment process. These costs are being recovered on the basis of enrichment services purchased by utilities from the DOE prior to October of 1992. The total annual assessment for all domestic

       1-22


utilities is limited to $150 million per federal fiscal year and assessable until October 2007. The STP assessment will be approximately $2.0 million each year with CPL's share being 25.2% of the annual STP assessment.

     The Nuclear Waste Policy Act of 1982, as amended, requires the DOE to develop a permanent high level waste disposal facility for the storage of spent nuclear fuel by 1998. The DOE last estimated that the permanent facility will not be available until 2010. The DOE will be taking possession of all spent fuel generated at STP as a result of a contract CPL and other STP participants have entered into with the DOE. STP has on-site storage facilities with the capability to store all the spent nuclear fuel generated by the STP units over their lives. Therefore, the DOE delay in providing the disposal facility will not impact the operation of the STP units. Under provisions of the Nuclear Waste Policy Act of 1992, a one-mill per KWH assessment on electricity generated and sold from nuclear reactors funds the DOE waste disposal program.

     Risks of substantial liability could arise from the operation of STP and from the use, handling, disposal and possible radioactive emissions associated with nuclear fuel. While CPL carries insurance, the availability, amount and coverage thereof is limited and may become more limited in the future. The available insurance may not cover all types or amounts of loss or expense which may be experienced in connection with the ownership of STP. See ITEM 8-NOTE
3. COMMITMENTS AND CONTINGENT LIABILITIES for information relating to nuclear insurance.

     Governmental Regulation
     The price and availability of each of the foregoing fuel types are significantly affected by governmental regulation. Any inability in the future to obtain adequate fuel supplies, or adoption of additional regulatory measures restricting the use of such fuels for the generation of electricity might affect the CSW System's ability to economically meet the needs of its customers, and could require the Electric Operating Companies to supplement or replace, prior to normal retirement, existing generating capability with units using other fuels. This would be impossible to accomplish quickly, would require substantial additional expenditures for construction and could have a material adverse effect on CSW's and/or the Electric Operating Companies' financial condition and results of operations.


       1-23


     Fuel Costs and Consumption
     Additional fuel cost data for the CSW System appears under Operating Statistics above. Average fuel costs and consumption by fuel type for 1995 are presented in the following table.

                               1995 Average
                               Cost per                1995 Consumption
Fuel Type                      MMbtu                       (million)
                                                     Btus     Mcfs    Tons
CPL
Natural gas                           $1.62           118      114
Coal                                  $1.71            41                2
Nuclear                               $0.51            50
Composite                             $1.37

PSO
Natural gas                           $2.01            91       88
Coal                                  $1.31            62                4
Composite                             $1.73

SWEPCO
Natural gas                           $1.68            38       38
Coal                                  $1.85            99                6
Lignite                               $1.19            61                5
Composite                             $1.61

WTU
Natural gas                           $1.88            44       44
Coal                                  $1.70            23                1
Composite                             $1.83

CSW
Natural gas                           $1.79
Coal                                  $1.66
Lignite                               $1.19
Nuclear                               $0.51
Composite                             $1.58

     The registrants are unable to reliably predict the future cost of fuel. See ITEM 7-MD&A for further information concerning fuel costs.

Environmental Matters

     The Operating Companies and CSW Energy are subject to regulation with respect to air and water quality and solid waste standards and other environmental matters by various federal, state and local authorities. These authorities have continuing jurisdiction in most cases to require modifications in the Electric Operating Companies' facilities and operations. Changes in environmental statutes or regulations could require substantial additional expenditures to modify the Electric Operating Companies' facilities and operations and could have a material adverse effect on CSW's and each of the Electric Operating Companies' results of operations and financial condition. Violations of environmental statutes or regulations can result in fines and other costs.

     Air Quality
     Air quality standards and emission limitations are subject to the jurisdiction of state regulatory authorities in each state in which the CSW System operates, with oversight by the EPA. In accordance with regulations of these state authorities, permits are required for all generating units on which construction is commenced or which are substantially modified after the effective date of the applicable regulations.

       1-24

     In 1990, the United States Congress passed the Clean Air Act which places restrictions on the emission of sulfur dioxide from gas- , coal- and lignite-fired generating plants. Beginning in the year 2000, the Electric Operating Companies will be required to hold allowances in order to emit sulfur dioxide. The EPA issues allowances to owners of existing generating units based on historical operating conditions. Based on the CSW System facilities plan, CSW believes that the Electric Operating Companies' allowances are adequate to meet their needs at least through 2008. Public and private markets are developing for trading of excess allowances.

     The Clean Air Act also directs the EPA to issue regulations governing nitrogen oxide emissions and require government studies to determine what controls, if any, should be imposed on utilities to control air toxics emissions. The impact that the nitrogen oxide emission regulations and the air toxics study will have on CSW and the Electric Operating Companies cannot be determined at this time.

     As a result of requirements imposed by the Clean Air Act, CSW expects to spend approximately $1.7 million over a three year period from 1995 to 1997 for annual testing of, software modifications to, and maintenance of continuous emission monitoring equipment. Of this, approximately $0.5 million was spent in 1995. The expected expenditures and the 1995 expenditures for each of the Electric Operating Companies are presented in the following table.



                                             CPL     PSO    SWEPCO  WTU
                                                    (thousands)

Total expected expenditures (1995-1997)      $540    $329   $488    $309
Expenditures in 1995                         $146     $98   $131     $86

     Water Quality
     Water quality is subject to the jurisdiction of each of the state regulatory authorities in which the CSW System operates as well as the EPA. These authorities have jurisdiction over all wastewater discharges into state waters and also for establishing water quality standards and issuing waste control permits covering discharges which might affect the quality of state waters. The EPA has jurisdiction over point source discharges through the National Pollutant Discharge Elimination System provisions of the Clean Water Act.

     RCRA and CERCLA
     The RCRA and the Arkansas, Louisiana, Oklahoma and Texas solid waste rules provide for comprehensive control of all solid wastes from generation to final disposal. The appropriate state regulatory authorities in the states in which the CSW System operates have received authorization from the EPA to administer the RCRA solid waste control program for their respective states.

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

     CSW's subsidiaries incur significant costs for the handling, transportation, storage and disposal of hazardous and non-hazardous waste materials. Unit costs for waste classified as hazardous exceed by a substantial margin unit costs for waste classified as non-hazardous.

     The Electric Operating Companies, like other electric utilities, produce combustion and other generation by-products, such as ash sludge, slag, low-level radioactive waste and spent nuclear fuel.
The Electric Operating Companies own distribution poles treated with

       1-25

creosote or related substances. The EPA currently exempts coal combustion by-products from regulation as hazardous wastes. Distribution poles treated with creosote or similar substances are not expected to exhibit characteristics that would cause them to be hazardous waste. In connection with their operations, the Electric Operating Companies also have used asbestos, PCBs and materials classified as hazardous waste. If additional by-products or other materials generated or used by companies in the CSW System were reclassified as hazardous wastes, or other new laws or regulations concerning hazardous wastes or other materials were put in effect, CSW System disposal and remedial costs could increase materially. The EPA is expected to issue new regulations stating whether certain other materials will be classified as hazardous.

     TSCA Violation - CPL
     Under the TSCA, the storage, use and disposal, among other things, of PCBs are regulated. Violations of the TSCA may lead to fines and penalties. CPL was inspected by the EPA in 1992 and found to have TSCA record-keeping and other violations for PCBs. During 1995, CPL negotiated a settlement, signed a consent agreement and paid a penalty of approximately $76,000.

     Sol Lynn Superfund Site - CPL
     The Sol Lynn salvage yard was declared a Superfund site by the EPA after it was found to contain a number of contaminants including PCBs. Gulf States Utilities Company remediated the site for approximately $2 million and attempted to recover a portion of the remediation costs from alleged PRPs, including CPL. During 1995, CPL and Gulf States Utilities Company reached an agreement whereby CPL paid $50,000 as its share of the remediation costs.

     Rose Chemical Site - SWEPCO, WTU and CPL
     SWEPCO, WTU and CPL were named PRPs in the cleanup of the Rose Chemical Site, in Missouri, along with 750 other companies. A cleanup fund was established through payments by PRPs who agreed to a "buyout settlement," and the site remediation was undertaken. The site buildings were removed and the grounds cleaned to standards acceptable to the EPA. The court settlement became final in July 1994, and during 1995, SWEPCO, WTU and CPL received refunds of $225,000, $235,000 and $60,000, respectively, from the previously collected cleanup fund.

     PCB Storage Facilities - PSO
     PSO investigated and identified PCB contamination at one of its PCB storage facilities in Sand Springs, Oklahoma. PSO made proper notification to the EPA of the contamination that was caused by spills prior to the adoption of PCB spill regulations. PSO negotiated a remediation plan with the EPA. Remediation of the PCB storage site began in November 1994 and was completed in 1995 at a cost of approximately $235,000. As part of the remediation plan, however, the EPA requested PSO to sample the land surrounding the PCB storage building site. The land includes an active PSO substation and a privately owned industrial area. Testing of the PSO property conducted during 1995 revealed minor contamination, and a resulting cleanup of the substation was completed at a cost of $73,000. PSO has not been able to test the adjoining industrial area, so it has been unable to determine the extent of any PCB contamination.

     Compass Industries Superfund Site - PSO
     PSO has received notice from the EPA that it is a PRP under CERCLA and may be required to share in the reimbursement of cleanup costs for the Compass Industries Superfund site which has been remediated. PSO has been named defendant in a lawsuit filed in Federal District Court in Tulsa, Oklahoma on August 29, 1994, for reimbursement of the cleanup costs. PSO's degree of responsibility, if any, as a de minimis party appears to be insignificant and management expects that PSO will have an opportunity to pay its share of costs and remove itself from the case. Accordingly, in 1995, PSO accrued a $100,000 liability for this expected settlement in 1996.

     Coal Mine Reclamation - PSO
     In August 1994, PSO received approval from the Wyoming
Department of Environmental Quality to begin reclamation of a coal mine in Sheridan, Wyoming, owned by Ash Creek, a wholly owned

       1-26

subsidiary of PSO. Ash Creek recorded a $3 million liability in 1993 for the estimated reclamation costs and subsequently accrued an additional $500,000 in 1995. Actual reclamation work commenced in September 1995, with completion expected in late 1996. Surveillance monitoring will continue for ten years after final reclamation. Management believes that ultimate resolution of this matter will not have a material adverse effect on CSW's or PSO's consolidated results of operations or financial condition.

     Suspected Biloxi, Mississippi MGP Site - SWEPCO
     In 1994, SWEPCO was notified by Mississippi Power that it may be a PRP at a MGP site in Biloxi, Mississippi, formerly owned and operated by a predecessor of SWEPCO. SWEPCO worked with Mississippi Power to investigate the extent of contamination at this site. The MDEQ approved a site investigation work plan and, in January 1995, SWEPCO and Mississippi Power initiated sampling pursuant to that work plan. Contamination at the site was identified as a result of the investigation of the property and adjacent properties. Soil and grounds water test results were sent to the MDEQ for review and comment. The test results confirmed the contamination on the property and indicated the possibility of contamination of an adjacent property. A risk assessment has been performed to assist SWEPCO and Mississippi Power in determining remediation alternatives. A final range of cleanup costs has not been determined, but based on preliminary estimates, SWEPCO has accrued approximately $2 million for its portion of the cleanup of this site.

     Suspected MGP Sites in Texarkana, Arkansas and Shreveport,
Louisiana - SWEPCO
     SWEPCO owns a suspected former MGP site in Texarkana, Arkansas. The EPA ordered an initial investigation of this site, as well as a site in Shreveport, Louisiana, which is no longer owned by SWEPCO.
The contractor who performed the investigations of these two sites recommended to the EPA that no further action be taken at this time. SWEPCO discovered that an underground storage tank was in place at the Texarkana site and that it was leaking. SWEPCO removed the tank in early 1995 and has made a request for closure from the ADPCE based on soil and ground water quality results. SWEPCO does not believe that any further action will be required for either of these sites.

     Suspected MGP Site in Marshall, Texas - SWEPCO
     SWEPCO owns a suspected former MGP site in Marshall, Texas. SWEPCO notified the TNRCC that evidence of contamination has been found at the site. Sampling was conducted at the end of 1993 and early 1994, to evaluate the extent, if any, to which contamination has impacted soil, groundwater and other conditions in the area. SWEPCO later conducted another round of groundwater sampling from the site's groundwater monitor wells. Sample results from each of the nine monitor wells indicate that there were no drinking water standards exceeded for RCRA metals. In April 1995, additional off-site soil samples were collected and were analyzed for metals concentrations to provide for statistical comparison of on-site soils metals concentrations with off-site or background levels. Metal concentrations were determined to be comparable to background levels, so SWEPCO proceeded with closure of the site with the TNRCC. Cleanup work at the site was completed for substantially less than the preliminary $2 million estimate that was accrued in 1993.

     EMFs
     Research is ongoing whether exposure to EMFs may result in adverse health effects. Although a few of the studies to date have suggested certain associations between EMFs and some types of effects, the research to date has not established a cause-and-effect relationship between EMFs and adverse health effects. CSW cannot predict the impact on CSW or the electric utility industry if further investigations or proceedings were to establish that the present electricity delivery system is contributing to increased risk or incidence of health problems.

     Other Environmental Matters
     From time to time the registrants are made aware of various other environmental issues or are named as a party to various other legal claims, actions, complaints or other proceedings related to environmental matters. Management does not expect disposition of any such pending environmental proceedings to have a material adverse effect on CSW's or any of the Electric Operating Companies' results of operations or financial condition.

       1-27

     See ITEM 7-MD&A, ITEM 8-NOTE 2. LITIGATION AND REGULATORY
PROCEEDINGS and NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES, for additional information relating to environmental matters.


UNITED KINGDOM UTILITY OPERATIONS

Background and Overview

     On November 6, 1995, CSW, indirectly through CSW (UK), announced its intention to commence the Tender Offer in the United Kingdom to acquire all of the outstanding share capital of SEEBOARD, a regional electricity company in the United Kingdom, for an aggregate adjusted purchase price of approximately $2.12 billion. Through February 29, 1996, CSW (UK) had acquired shares representing, or had received valid acceptances in respect of, approximately 92.3% of the outstanding share capital of SEEBOARD. CSW (UK) expects to acquire the remaining 7.7% of the outstanding SEEBOARD share capital by the end of the second quarter of 1996.

     SEEBOARD is one of the 12 regional electricity companies which came into existence as a result of the restructuring and subsequent privatization of the United Kingdom electricity industry in 1990. SEEBOARD's primary regulated businesses are the distribution and supply of electricity within its southeast England service area. SEEBOARD is also involved in other activities, including gas supply, electricity generation, electrical contracting and retailing. SEEBOARD serves an affluent suburban and rural area in the United Kingdom. SEEBOARD is also one of the lowest cost suppliers of below 100 KV customers among the United Kingdom's regional electricity companies.

Distribution and Supply Businesses

     Service Area
     SEEBOARD's service area covers approximately 3,000 square miles in southeast England, extending from the outlying areas of London to the English Channel. SEEBOARD's service area includes large towns such as Kingston-upon-Thames, Croydon, Crawley, Maidstone, Ashford and Brighton, as well as substantial rural areas. The area has a population of approximately 4.6 million people with significant portions of the area, such as south London, having a high population density. Over the past 25 years, the services sector of the area's economy has become increasingly important, while the industrial sector has been in decline. There has been considerable commercial development in a number of towns in the area over the last ten years, in particular in the areas around Gatwick Airport and the English Channel ports.

     Distribution Business
     Distribution is the core business of SEEBOARD and involves the distribution of electricity to consumers over SEEBOARD's distribution system. Electricity is transported from generating plants across the United Kingdom, typically at 400 KV or at 275 KV via the National Grid, to points within SEEBOARD's geographical area. It is then transformed to 132 KV and enters SEEBOARD's distribution system. Almost all of the electricity that enters SEEBOARD's system is received at these National Grid supply points. However, a small amount of electricity is received from power stations within SEEBOARD's geographical area. At December 31, 1995, SEEBOARD's distribution system contained approximately 7,655 miles of overhead lines and approximately 19,874 miles of underground cables. The bulk of SEEBOARD's tangible fixed assets are currently employed in the distribution business.

     Supply Business
     SEEBOARD's supply business consists of the bulk purchase of electricity and its sale to customers. The majority of electricity

       1-28


sold by SEEBOARD in its supply business is purchased through a pool created in 1990 for the bulk trading of electricity. Pool prices are variable and difficult to predict. Accordingly, in an effort to control exposure to prices, SEEBOARD has a portfolio of contracts with major generators as a means of hedging price fluctuations in the pool. The physical delivery of electricity via SEEBOARD's distribution network results in a cost to the supply business and income to the distribution business.

     SEEBOARD currently has the sole right to supply substantially all of the consumers in its authorized area, except where demand is above 100 KW. As a part of the restructuring of the electricity industry, competition is being introduced into the market for electricity supply on a phased basis. The threshold for competitive supply was reduced from 1 MW to 100 KW effective April 1, 1994. SEEBOARD, as well as other licensed suppliers, are permitted to supply electricity to customers whose peak demand exceeds 100 KW in the areas of other regional electricity companies. All holders of a second-tier license, including SEEBOARD, who supply electricity to non-franchise customers (i.e., demand of 100 KW or above) must pay charges to the host regional electricity company for the use of its distribution network. It is currently intended that, effective April 1, 1998, the regional electricity companies' supply businesses (including SEEBOARD's) will no longer be protected by a franchise. SEEBOARD has always been a strong supporter of extending competition in electricity whenever feasible and practicable. To date, SEEBOARD has established a profitable business in supplying customers outside of its franchise area. While SEEBOARD is currently unable to predict the impact that the transition in 1998 to full competition will have on its electricity supply business, its primary objective is one of profit and not market share.

     Regulation
     The distribution and supply businesses of SEEBOARD are principally regulated by the Electricity Act of 1989 and by the conditions contained in SEEBOARD's public electricity supply license. The public electricity supply license generally continues until at least 2025, although it may be revoked upon 25 years prior notice. The Secretary of State for Trade and Industry and the DGES are the principal regulators of SEEBOARD's business.

     Most of the income of the distribution business is regulated by a formula set by the DGES based upon, among other factors, the UK RPI. The formula generally sets a cap on the average price per unit distributed, with allowed annual increases based upon changes in the UK RPI plus a percentage factor set from time to time by the DGES (which was initially set at 0.75%). In August 1994, the DGES announced that SEEBOARD's allowed per unit price would be reduced by 14% effective April 1, 1995 and that increases (or, if applicable, decreases) in the allowed per unit price in subsequent years would be based upon changes in the UK RPI minus 2%. In July 1995, the DGES proposed a further revision to SEEBOARD's price controls which would further reduce the allowed per unit price by 13%, effective April 1, 1996, and restrict increases (or, if applicable, require decreases) in the allowed per unit price in each of the three subsequent years based upon changes in the UK RPI minus 3%. The DGES is not scheduled to review the allowed distribution charges for the regional electricity companies, including SEEBOARD, until 2000, although the DGES may reopen the review before such time under certain circumstances.

     The prices charged by SEEBOARD in its franchise supply business are also determined from a formula set from time to time by the DGES. The formula generally provides for the pass through to customers of certain costs incurred by SEEBOARD in supplying the electricity, which include electricity purchase costs, transmission charges, and distribution costs, together with an allowed margin as determined by the DGES. Under the current formula, SEEBOARD is permitted annual increases (or, if applicable, decreases) in its allowed margin by an amount equal to the UK RPI minus 2%. The DGES is not scheduled to review the allowed supply charges for the regional electricity companies, including SEEBOARD, until 1998, although the DGES may reopen the review before such time under certain circumstances.


       1-29
Other Businesses

     In addition to its distribution and supply businesses, SEEBOARD is also engaged in other activities, including gas supply, electricity generation, electrical contracting and retailing. SEEBOARD's gas supply business was established in 1993 to compete in the competitive commercial and industrial markets. In 1995, a joint venture was entered into with Amoco to take advantage of the extension of competition into the United Kingdom natural gas domestic market, and will result in the supply by SEEBOARD of natural gas throughout the United Kingdom. SEEBOARD's electricity generation business is conducted through its 37.5% interest in Medway Power Ltd's 660 MW gas fired power plant located on the Isle of Grain. SEEBOARD also provides electrical contracting services as both a primary contractor and subcontractor to a variety of industrial, commercial and domestic customers. These operations are primarily in Southeast England but include a growing national element. Finally, SEEBOARD conducts an electrical retailing business through its chain of retail electrical appliance shops and superstores. Although the retail business remains concentrated in SEEBOARD's authorized service area, a small number of superstores have been developed successfully outside of the region.

Financial Information

     For the year ended December 31, 1995, SEEBOARD had electricity sales of approximately 18 billion KWH and, excluding exceptional items, net earnings of approximately $118 million on revenues of approximately $1.9 billion (1.00 pound=$1.58). SEEBOARD's results for the year ended December 31, 1995 are not indicative of the results that will be experienced by SEEBOARD as a subsidiary of CSW due, in part, to the debt incurred in connection with the financing of the acquisition, the purchase accounting adjustments and the other accounting adjustments made to adjust SEEBOARD's results for U.S.
Generally Accepted Accounting Principles.  See ITEM 7-MD&A and ITEM 8-
NOTE 13. UNAUDITED PRO FORMA INFORMATION for more information regarding SEEBOARD.

Environmental Regulation

     SEEBOARD's operations are subject to regulation with respect to water quality standards and other environmental matters by various authorities within the United Kingdom. Under certain circumstances, these authorities may require modifications to SEEBOARD's facilities and operations or impose fines and other costs for violations of applicable statutes and regulations. From time to time SEEBOARD is made aware of various environmental issues or is named as a party to various other legal claims, actions, complaints or other proceedings
related to environmental matters.   Management does not expect
disposition of any such pending environmental proceedings to have a material adverse effect on CSW's results of operations or financial condition.


NON-UTILITY OPERATIONS

Transok

     Transok, is an intrastate natural gas pipeline and gas marketing company that gathers, processes and stores natural gas for, and transports and markets natural gas to, the Electric Operating Companies and other customers. Transok, which was incorporated in Oklahoma in 1955, was acquired by CSW in 1961 to supply natural gas to PSO's power stations. Transok's operations in recent years have included the marketing and transportation of natural gas for third parties, as well as the supply of gas and services to the other Electric Operating Companies and CSW Energy.

     Transok provides a variety of services to the Electric Operating Companies including acquiring and transporting natural gas to meet certain of their power generation needs. Transok's largest customer is PSO. The contract between PSO and Transok provides (i) for the transportation of PSO's natural gas fuel supply through Transok's pipeline system and (ii) for Transok to act as PSO's supply

       1-30

administrator in acquiring natural gas and negotiating and administering supply contracts. PSO pays Transok for such services at cost, including a return on equity applicable between affiliates as specified by the Oklahoma Commission in PSO's most recent Oklahoma price review. The contract expires on January 1, 2003. Under the contract, PSO has the right to require delivery of up to 165,000 MMbtu per day of natural gas through Transok's pipeline system. PSO has the option, exercisable on or before July 1, 1997, to increase delivery of natural gas under the contract up to 255,000 MMbtu per day effective January 1, 1998. Transok's current delivery rate to PSO is approximately 98 Bcf of natural gas annually, which is projected to increase in the future.

     Natural Gas Transportation and Gathering
     Transok provides natural gas suppliers and shippers with pipeline interconnects for access to the Electric Operating Companies and other end-users throughout the United States. At December 31, 1995, Transok's pipeline system consisted of approximately 6,504 miles of gathering and transmission lines which include approximately 4,030 miles of gathering lines in Oklahoma, 276 miles in Louisiana and 214 miles in Texas. At December 31, 1995, Transok's pipeline system consisted of 205 compressors with 228,300 horsepower to provide both gathering and transmission line compression. Transok's pipeline facilities are located in the major natural gas producing basins in Oklahoma, including the Anadarko and Arkoma basins, and in the major Louisiana corridor of pipelines transporting natural gas to the northeast from the Gulf Coast and mid-continent areas. The Transok pipeline system has numerous connections with major interstate pipelines through which natural gas is transported to markets throughout the United States. In 1995, the Transok pipeline system had a throughput of 511 Bcf of natural gas.

     Transok transported approximately 89 Bcf of natural gas for PSO in 1995 and provided administrative services to PSO to manage its supply of natural gas. Transok has been active in the development of joint gas purchase arrangements with its other CSW affiliates as well. Transok's access to diverse natural gas markets combined with the natural gas fuel needs of the Electric Operating Companies allow for natural gas opportunities at high load factors, reducing the cost of natural gas fuel for the CSW System.

     Natural Gas Processing
     Transok also owns and operates eight natural gas processing plants, including the Cox City plant which began operations in January 1996, for the production of natural gas liquids. The plants have an aggregate capacity of 564 MMcf/d. Transok is the largest natural gas processor in Oklahoma and ranks eighteenth among natural gas liquids producers nationwide. In 1995, Transok's plants produced 344 million gallons of natural gas liquids while revenue from the sale of natural gas liquids amounted to $135 million for the year.

     Natural Gas Storage
     Transok owns and operates an underground natural gas storage reservoir in Oklahoma with an aggregate storage capacity of approximately 26 Bcf. Operational capabilities include injection into storage at a rate of 200 MMcf/d and a withdrawal rate in excess of 300 MMcf/d. The FERC has approved market-based storage rates for Transok which enables it to sell storage services to interstate customers at negotiated fees based on the value of those services in the competitive marketplace. Transok's gas storage field also allows Transok to offer peaking services, accommodate volume swings on its pipeline system and support the natural gas requirements of the Electric Operating Companies.

     Natural Gas Marketing
     In 1989, Transok began its natural gas marketing program and sold 26 Bcf to a variety of customers including local distribution companies, end-users and other pipelines. In 1995, Transok's natural gas sales volumes were 326 Bcf with a sales revenue of $529 million. Off-system sales of natural gas accounted for 164 Bcf of the natural gas sold in 1995. This increase was the result of pipeline acquisition and construction activities combined with new customers. Transok aggregates natural gas supply into various supply pools, which provide Transok with reliable sources of natural gas at market sensitive prices, allowing Transok to meet its natural gas supply needs. Transok offers various gas supply services to provide

       1-31

customers with peaking and balancing alternatives utilizing Transok's gas supplies and facilities. In addition, Transok's customers have the opportunity to select various pricing options including: (i) fixed or variable pricing; (ii) indexed to New York Mercantile
Exchange pricing; or (iii) cash quotes.

     Transok uses natural gas futures, options and basis swaps to reduce its price risk exposure arising from the purchase and sale of natural gas. Natural gas futures and options allow Transok to protect against volatility in supply costs in fulfilling fixed price contracts, meeting storage requirements and purchasing natural gas for processing operations. Natural gas futures and options also are used to protect Transok against price exposure on sales of natural gas from storage or anticipated purchases. In addition, basis swaps protect Transok against volatility in price differentials between geographic areas in matching anticipated supply and demand prices.

     In 1992, FERC Order 636 went into effect to deregulate the natural gas industry and increase competition. Although Transok operations were not directly affected by Order 636, Transok has developed tariff services, flexible contracts and other natural gas related services in order to meet customers' needs and take advantage of new competitive opportunities.

     Services for CSW Energy
     Transok provides natural gas fuel planning and management services for CSW Energy. Transok assists CSW Energy in developing natural gas supply and transportation strategies for CSW Energy's non-utility electric generation projects.

     Regulation
     As a subsidiary of CSW, Transok is subject to regulation under the Holding Company Act. The Holding Company Act, among other things, requires that regulated companies seek prior SEC approval before entering into certain transactions, including the acquisition or issuance of securities.

     Transok's pipelines are considered gathering systems or intrastate pipelines. Transok is therefore exempt from regulation by the FERC under the Natural Gas Act. However, Transok's rates for transporting gas in interstate commerce are subject to FERC regulation under the Natural Gas Policy Act of 1978. The FERC approves Transok's rates for transportation of gas in interstate commerce through Transok's pipelines in Oklahoma and Louisiana and the Texas Railroad Commission approves the rates for such transportation through pipelines in Texas. The FERC also has given Transok approval to charge market-based rates for storage of gas using Transok's storage facility in Oklahoma.

     While Transok is not subject to direct regulation by any state public utility commission, the costs that result from transactions with the Electric Operating Companies are subject to review by the state commissions regulating affiliates and are required to meet standards for affiliate transactions to be recoverable by the Electric Operating Companies.

     Transok's compressor engines and other emission sources are subject to air permit requirements, including monitoring. As a result of new requirements under the Clean Air Act, seven of Transok's facilities will be subject to additional permit requirements. The Clean Air Act may also impose additional enhanced monitoring requirements on these seven facilities.

     Strategic Alternatives for Transok
     In January 1996, CSW announced it was exploring strategic alternatives for its investment in Transok. The alternatives for Transok, which include a possible sale, are a part of CSW's continuous strategic asset review. Although it is not presently possible to predict the terms upon which any sale of Transok would be effected, CSW does not expect that the sale of Transok to an unaffiliated third party would have a material adverse effect on the price or availability of natural gas for PSO or any of the other Electric Operating Companies.

       1-32

CSW Energy

     CSW Energy is authorized to develop various independent power and cogeneration facilities and to own and operate such non-utility projects, subject to regulatory approval. CSW Energy's participation in projects as of the end of 1995 is presented in the following table.

                                   Capacity    Commercial
                                   (in Mw)     Operation   Ownership   Thermal
Project           Location        Total Sold      Date      Interest    Host            Host Utility
Brush II          Brush,CO         68    68   January 1994     47%    Greenhouse       Public Service
                                                                                     Company of Colorado
Ft. Lupton        Ft. Lupton, CO  272   272     June 1994      50%    Greenhouse       Public Service
                                                                                     Company of Colorado
Mulberry          Polk County, FL 120   110    August 1994     50%    Distilled   Florida Power Corporation
                                                                    water/ ethanol
                                                                        plant
Orange            Polk County, FL 103    97     June 1995      50%  Orange juice  Florida Power Corporation
                                                                      processor     Tampa Electric Company
Phillips Sweeny   Sweeny,TX       300    90*    Mid 1998       50%    Refinery           Undetermined*

Newgulf           Wharton, TX      85    --     Mid 1996      100%      IPP              Undetermined

* The Phillips Sweeny project has the unexercised option to sell 90 MW of capacity to Phillips Petroleum Company.

     In addition to these projects, CSW Energy has another six projects totaling approximately 2,000 MW in various stages of development, mostly in affiliation with other developers. See ITEM 7-MD&A for additional discussion of the settlement of certain issues between CSW Energy and a former business partner that resulted in a new business partner for the Mulberry and Orange projects.

CSW International

     CSW International was formed in 1994 to engage in international activities, including developing, acquiring, financing and owning EWGs and foreign utility companies. CSW International's most significant activity to date is the acquisition, indirectly through CSW (UK), of the outstanding share capital of SEEBOARD pursuant to the Tender Offer. See UNITED KINGDOM UTILITY OPERATIONS above, and
ITEM 7-MD&A. CSW International also intends to continue its efforts in Mexico, with a stated goal of participating in providing Mexico's future electricity needs. Although the recent devaluation of the Mexican peso has slowed previously projected power demand, CSW International continues to believe that the geographic location of the CSW System offers opportunities to provide bulk power to Mexico. CSW International continues to seek to expand into other countries in Latin America, Europe and Asia that meet its investment criteria.

CSW Credit

     CSW Credit was formed to purchase, without recourse, the accounts receivables from the Operating Companies. This helps provide liquidity to the Operating Companies due to the seasonal nature of the electric utility industry. CSW Credit's business has been expanded to include the purchase, without recourse, of accounts receivables for certain non-affiliated parties as well. In addition, CSW Credit's capital structure contains greater leverage than that of the Operating Companies, consequently lowering CSW's overall cost of capital. CSW Credit, as a subsidiary of CSW, is subject to the Holding Company Act. As such, CSW Credit must comply with a restriction whereby no more than 50% of the average outstanding accounts receivable balances held may be from non-affiliated parties.

       1-33

CSW Communications

     CSW Communications was formed to provide communication services to the Operating Companies and non-affiliates. One important goal of CSW Communications is to enhance services to CSW System customers through fiber optics and other telecommunications technologies. In Laredo, Texas, a project has been undertaken to install fiber optic lines and coaxial cable to CPL residential customers. The project, a network of over 3,000 homes with approximately 700 customers currently participating, will demonstrate the energy efficiency and cost savings that result from giving customers greater choice and control over their electric service. CSW Communications offers similar energy efficiency services to other parties, including affiliates as well as non-affiliates. In the future, CSW Communications may, subject to any required regulatory approvals, seek to lease or otherwise use the remaining capacity for other services including possibly telephone service, cable television and home security systems. CSW Communications presently owns and manages a 185 mile fiber-optic line connecting the south Texas cities of Corpus Christi, Harlingen and McAllen, and anticipates the construction of another fiber-optic line, connecting Shreveport, Louisiana and Longview, Texas, to begin in mid-1996.

     CSW Communications filed for "exempt telecommunications company" status with the FCC on February 8, 1996, subsequent to legislation that introduced competition to telephone and other communications industries that operated within regulated environments. The filing with the FCC automatically qualifies CSW Communications as an exempt telecommunications company, pending the FCC's review of the application (which is required to be completed within 60 days). CSW believes that CSW Communications' exempt telecommunications company status will enable it to compete more effectively with other telecommunications companies.

EnerShop

     In September 1995, EnerShop was formed to provide energy services to customers throughout the Southwest. EnerShop offers services that help reduce customers' operating costs through increased energy efficiencies and improved equipment operations. EnerShop utilizes the skills of local trade allies in offering services that include energy and facility analysis, project management, engineering design and equipment procurement and construction, third party financing and equipment leasing, savings and performance guarantees and performance monitoring. EnerShop recently secured its first major contract and has bids outstanding for several additional projects in 1996.


OTHER INFORMATION

Employees

     The number of employees at December 31, 1995, is presented in the following table.

                  CSW Services            1,109
                  CPL                     1,896
                  PSO                     1,477
                  SWEPCO                  1,747
                  WTU                     1,063
                  Transok                   546
                  CSW Energy                 87
                  SEEBOARD                4,139
                                         12,064

     Approximately 550 employees at PSO and 750 employees at SWEPCO are covered under collective bargaining agreements with the International Brotherhood of Electrical Workers. Approximately 3,300 employees at SEEBOARD are covered by collective agreements with

       1-34

several different unions.  These unions include the Amalgamated
Electrical and Engineering Union, GMB, Electrical Power Engineers
Association, Unison and the Transport and General Workers Union.

Executive Officers of CSW

     The following information is included in Part I pursuant to Regulation S-K, Item 401(b), Instruction 3.

                             Age at March
Name                           16, 1996          Present Position

E. R. Brooks                     58              Chairman,  President
                                                 and CEO, Director

Harry D. Mattison (1)            59              Executive Vice President
                                                 of CSW, President and CEO
                                                 of CSW Electric, Director

T. V. Shockley, III              51              Executive Vice President
                                                 of CSW, President and CEO
                                                 of CSW Enterprises, Director

Ferd. C. Meyer, Jr.              56              Senior Vice President and
                                                 General Counsel

Glenn D. Rosilier                48              Senior Vice President and
                                                 Chief Financial Officer

Frederic L. Frawley              53              Corporate Secretary and
                                                 Senior Attorney

Stephen J. McDonnell             45              Treasurer

Wendy G. Hargus                  38              Controller


(1) Mr. Mattison will retire as a director and executive officer of CSW effective April 18, 1996 and April 30, 1996, respectively.

     Each of the executive officers of CSW is elected to hold office until the first meeting of CSW's Board of Directors after the next annual meeting of stockholders. CSW's next annual meeting of stockholders is scheduled to be held April 18, 1996. Each of the executive officers listed in the table above has been employed by CSW or an affiliate of CSW in an executive or managerial capacity for more than the last five years.

       1-35


ITEM 2.   PROPERTIES.

     See ITEM 1. BUSINESS for a description of the CSW System and SEEBOARD properties.



ITEM 3.   LEGAL PROCEEDINGS.

     The registrants are party to various legal claims, actions and complaints arising in the normal course of business that are not described herein. Management does not expect disposition of these matters to have a material adverse effect on any of the registrants' results of operations or financial condition.

     See ITEM 1-BUSINESS, ITEM 7-MD&A and ITEM 8-NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for information relating to pending legal, environmental and regulatory proceedings.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS.

CSW      None.
CPL      None.
PSO      None.
SWEPCO   None.
WTU      None.






       2-1
PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.


CSW COMMON STOCK INFORMATION

                            1995                           1994
                   Market Price   Dividends       Market Price   Dividends
                  High       Low    Paid         High       Low    Paid
First Quarter    $24 7/8   $22 3/8  43.0 cents  $30 7/8   $24 1/8  42.5 cents
Second Quarter    26 5/8    23 7/8  43.0         26 1/4    20 1/8  42.5
Third Quarter     26 3/8    24 1/8  43.0         23 1/4    20 7/8  42.5
Fourth Quarter    28 1/2    24 3/4  43.0         23 3/4    20 1/8  42.5

     CSW's common stock is traded under the ticker symbol CSR and listed on the New York Stock Exchange, Inc. and Chicago Stock Exchange, Inc. Market prices for CSW Common were obtained from the composite listing of all CSW Common trades as reported on Bloomberg Financial Commodities News.

     Dividends of 43 cents a share were paid in each quarter of 1995. All dividends paid by CSW represent taxable income to stockholders for federal income tax purposes.

     In January 1996, CSW's board of directors increased the quarterly dividend to 43.5 cents per share, payable on February 29, 1996, to stockholders of record on February 8, 1996. Future cash dividends will be dependent upon the policies of CSW's board of directors and CSW's earnings, financial condition and other factors. Traditionally, the CSW board of directors has declared dividends to be payable on the last business day of February, May, August, and November.

     On February 27, 1996, CSW sold 15,525,000 shares of CSW Common in the 1996 Stock Offering. CSW received net proceeds of approximately $398 million. These proceeds were used to repay a portion of the indebtedness incurred by CSW under the CSW Credit
Agreement to fund the acquisition of SEEBOARD.

     There were approximately 74,000 record holders of CSW's common stock as of February 29, 1996.


CPL, PSO, SWEPCO AND WTU COMMON STOCK INFORMATION

     All of the outstanding shares of common stock of CPL, PSO, SWEPCO and WTU are owned by CSW.


ITEM 6.   SELECTED FINANCIAL DATA.

Reference is made to the page numbers noted in the following table for the location of ITEM 6. SELECTED FINANCIAL DATA, which is included in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                         Page Number
                                 CSW   CPL   PSO   SWEPCO  WTU
Selected Financial Data          2-5   2-69  2-95  2-115  2-136


                               CSW

       2-2
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Reference is made to the page numbers noted in the following table for the location of ITEM 7. MD&A which is included in ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                          Page Number
                                 CSW  CPL   PSO   SWEPCO  WTU
MD&A                             2-6  2-70  2-96  2-116  2-137



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CSW                                                        Page

Central and South West Corporation                         2-4
    Selected Financial Data                                2-5
     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                 2-6
    Consolidated Statements of Income                      2-27
    Consolidated Statements of Retained Earnings           2-28
    Consolidated Balance Sheets                            2-29
    Consolidated Statements of Cash Flows                  2-31
    Notes to Consolidated Financial Statements             2-32
    Report of Independent Public Accountants               2-66
    Report of Management                                   2-67

CPL

Central Power and Light Company                            2-68
    Selected Financial Data                                2-69
     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                 2-70
    Statements of Income                                   2-81
    Statements of Retained Earnings                        2-82
    Balance Sheets                                         2-83
    Statements of Cash Flows                               2-85
    Statements of Capitalization                           2-86
    Notes to Financial Statements                          2-87
    Report of Independent Public Accountants               2-92
    Report of Management                                   2-93


                               CSW
       2-3
PSO

Public Service Company of Oklahoma                         2-94
    Selected Financial Data                                2-95
     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                 2-96
    Consolidated Statements of Income                      2-103
    Consolidated Statements of Retained Earnings           2-104
    Consolidated Balance Sheets                            2-105
    Consolidated Statements of Cash Flows                  2-107
    Consolidated Statements of Capitalization              2-108
    Notes to Consolidated Financial Statements             2-109
    Report of Independent Public Accountants               2-112
    Report of Management                                   2-113

SWEPCO

Southwestern Electric Power Company                        2-114
    Selected Financial Data                                2-115
     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                 2-116
    Statements of Income                                   2-124
    Statements of Retained Earnings                        2-125
    Balance Sheets                                         2-126
    Statements of Cash Flows                               2-128
    Statements of Capitalization                           2-129
    Notes to Financial Statements                          2-130
    Report of Independent Public Accountants               2-133
    Report of Management                                   2-134


WTU

West Texas Utilities Company                               2-135
    Selected Financial Data                                2-136
     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                 2-137
    Statements of Income                                   2-146
    Statements of Retained Earnings                        2-147
    Balance Sheets                                         2-148
    Statements of Cash Flows                               2-150
    Statements of Capitalization                           2-151
    Notes to Financial Statements                          2-152
    Report of Independent Public Accountants               2-155
    Report of Management                                   2-156





                               CSW

       2-4
                       CENTRAL AND SOUTH WEST
                             CORPORATION














                               CSW

       2-5
SELECTED FINANCIAL DATA

     The following selected financial data for each of the five years ended December 31 is provided to highlight significant trends in the financial condition and results of operations for CSW. All common stock data have been adjusted to reflect the two-for-one common stock split, effected by a 100% stock dividend paid on March 6, 1992. Certain financial statement items for prior years have been reclassified to conform to the most recent period presented.

                             1995 (1)   1994     1993 (2)   1992     1991
                              (millions, except per share and ratio data)
INCOME STATEMENT DATA
Revenues                     $3,735    $3,623    $3,687    $3,289    $3,047
Operating expenses and taxes  3,079     3,029     3,230     2,701     2,481
Operating income                656       594       457       588       566
Other income and deductions      99       111        93        82       105
Interest charges                334       293       269       266       270
Net income                      421       412       327       404       401
Net income for common stock     402       394       308       382       375
EPS of common stock           $2.10     $2.08     $1.63     $2.03     $1.99
Dividends paid per share of
  common stock                $1.72     $1.70     $1.62     $1.54     $1.46
Average common shares
  outstanding                 191.7     189.3     188.4     188.3     188.3

BALANCE SHEET DATA
Assets                       13,869    11,066    10,604     9,829     9,396
Common stock equity           3,178     3,052     2,930     2,927     2,834
Preferred stock
  Not subject to mandatory
    redemption                  292       292       292       292       292
  Subject to mandatory           34        35        58        75        97
    redemption
Long-term debt                3,914     2,940     2,749     2,647     2,518
Current liabilities           3,425     2,188     2,143     1,562     1,304
Capitalization ratios
  Common stock equity            43%       48%       49%       49%       49%
  Preferred stock                 4         5         6         6         7
  Long-term debt                 53        47        45        45        44


(1) Earnings in 1995 include the SEEBOARD Group's equity earnings for November and full consolidation for December. See NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
(2) Earnings in 1993 were significantly affected by restructuring charges, the $46 million cumulative effect of changes in accounting principles, the establishment of reserves for fuel and other properties and prior year tax adjustments.






                               CSW

       2-6
CENTRAL AND SOUTH WEST CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     Reference is made to CSW's Consolidated Financial Statements and related Notes to Financial Statements and Selected Financial
Data. The information contained therein should be read in conjunction with, and is essential in understanding, the following discussion and analysis.


OVERVIEW

          The electric utility industry is changing rapidly as it is becoming more competitive. Several years ago, in anticipation of increasing competition and fundamental changes in the industry, CSW's management developed the following four-part strategic plan designed to help position CSW to be competitive in this rapidly changing environment:

     *  Enhance CSW's core electric utility business
     *  Expand CSW's core electric utility business
     *  Expand CSW's non-utility business
     *  Pursue financial initiatives

     Since the introduction of CSW's strategic plan in 1990, CSW has undertaken key initiatives in each of these areas that are important steps in the implementation of the overall strategy. These initiatives were marked by the restructuring of CSW's core business in 1993 and 1994, the recent SEEBOARD acquisition and, although it was not consummated, the proposed acquisition of El Paso. These events are discussed below and elsewhere in this report.

     CSW believes that, compared to other electric utilities, the CSW System is well positioned to capitalize on the opportunities and challenges of an increasingly deregulated and competitive market for the generation, transmission and distribution of electricity. The CSW System benefits from economies of scale by virtue of its size and is a reliable and relatively low-cost provider of electric power. More specifically, CSW seeks competitive advantages through its diverse and stable customer base, competitive prices for electricity, diversified fuel mix, extensive transmission interconnections, diversity of regulation and financial flexibility. See RECENT DEVELOPMENTS AND TRENDS.


SEEBOARD ACQUISITION

     On November 6, 1995, CSW, indirectly through CSW (UK), announced its intention to commence the Tender Offer in the United Kingdom to acquire all of the outstanding share capital of SEEBOARD, a regional electricity company in the United Kingdom, for an aggregate adjusted purchase price of approximately $2.12 billion. SEEBOARD is one of the 12 regional electricity companies which came into existence as a result of the restructuring and subsequent privatization of the United Kingdom electric industry in 1990. Its principal businesses are the distribution and supply of electricity in southeast England. SEEBOARD is also involved in other activities, including gas supply, electricity generation, electrical contracting and retailing.

     SEEBOARD serves an affluent suburban and rural area in the United Kingdom. SEEBOARD is also one of the lowest cost suppliers among the United Kingdom's regional electricity companies. Approximately 91% of SEEBOARD's customers are residential. For the year ended December 31, 1995, SEEBOARD had electricity sales of approximately 18 billion KWH and, excluding exceptional items, net

                               CSW
       2-7
earnings of approximately $118 million on revenues of approximately $1.9 billion (1.00 pound=$1.58). SEEBOARD's results for the year ended December 31, 1995 are not indicative of the results that will be experienced by SEEBOARD as a subsidiary of CSW due, in part, to the debt incurred in connection with the financing of the acquisition, the purchase accounting adjustments and the accounting adjustments made to adjust SEEBOARD's results for U.S. Generally Accepted Accounting Principles. See LIQUIDITY AND CAPITAL RESOURCES and NOTE
13. UNAUDITED PRO FORMA INFORMATION.

     On January 10, 1996, CSW's Tender Offer was declared wholly unconditional. Through February 29, 1996, CSW (UK) had acquired shares representing, or had received valid acceptances in respect of, approximately 92.3% of the outstanding share capital of SEEBOARD. CSW (UK) expects to acquire the remaining 7.7% of the outstanding share capital of SEEBOARD by the end of the second quarter of 1996.


TERMINATION OF EL PASO MERGER

     In May 1993, CSW entered into a Merger Agreement pursuant to which El Paso would emerge from bankruptcy as a wholly owned subsidiary of CSW. El Paso is an electric utility company headquartered in El Paso, Texas, which filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on January 8, 1992. On June 9, 1995, CSW notified El Paso that CSW would not extend the termination date under the Merger Agreement as had been requested by El Paso and, accordingly, that it was terminating the Merger Agreement. CSW also informed El Paso on June 9, 1995 that it was withdrawing the Modified Plan for the proposed Merger with El Paso by a contemporaneous filing with the Bankruptcy Court. On June 9, 1995, following CSW's notification that it was terminating the Merger and withdrawing the Modified Plan, El Paso filed suit against CSW. On June 15, 1995, CSW filed suit against El Paso. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for a discussion of the legal proceedings surrounding this termination.


RESTRUCTURING

     During 1993, CSW announced a restructuring under which the CSW System restructured the Electric Operating Companies under a new business unit called CSW Electric and centralized many common service functions into CSW Services in order to reduce costs and improve efficiency and productivity. The restructuring included restaffing positions throughout the CSW System and a reduction in the workforce by more than 7% system-wide. The restructuring costs were initially estimated to be $97 million and were expensed in 1993. The actual costs of the restructuring, approximately $86 million, were incurred primarily during 1994. CSW has realized a number of benefits from the restructuring, including increased efficiencies and synergies through the elimination of previously duplicated functions.


RATES AND REGULATORY MATTERS

     CPL Rate Review
     On November 6, 1995, CPL filed with the Texas Commission a request to increase its retail base rates by $71 million and reduce its annual retail fuel factors by $17 million. The net effect of these proposals would be an increase of $54 million, or 4.6%, in total annual retail revenues based on a test year ended June 30, 1995. CPL is not seeking interim rate relief, but will implement bonded rates in May 1996, the earliest date permitted by law. CPL also is seeking to reconcile $229 million of fuel costs incurred during the period July 1, 1994 through June 30, 1995. CPL's previous request to reconcile fuel costs from March 1, 1990 to June 30, 1994 in Docket No. 13650 was consolidated with the current rate review.

                               CSW
       2-8
If the requested increase and other adjustments in rate structure are approved, CPL has committed not to increase its base rates prior to January 1, 2001, subject to certain force majeure events.

     CPL is requesting this rate review in large part as a result of the expiration of the amortization of its Mirror CWIP liability. The Mirror CWIP liability was amortized to income in declining amounts over a five-year period from 1991 through 1995 pursuant to rate settlements reached by CPL in 1990 and 1991. In 1995, Mirror CWIP provided $41 million in non-cash earnings at CPL. Also included in the request are proposals by CPL to accelerate recovery of nuclear and regulatory assets as a way to proactively address certain assets that could possibly be unrecoverable or stranded in a more competitive electric utility industry. In a preliminary order issued December 21, 1995, the Texas Commission expanded the scope of the rate review to address certain competitive issues facing the electric utility industry. The competitive issues to be addressed by CPL in a supplemental filing due April 1, 1996, are: (i) the calculation of rates on an unbundled or functional basis (i.e., generation, transmission and distribution); (ii) the current value of CPL's generating assets as compared to estimates of the market value of such assets under alternate future industry structures; (iii) the application of performance based ratemaking; (iv) potential revisions in the methodology of reconciling and recovering fuel costs; and (v) the Texas Commission's authority to introduce competition in the electric utility industry under existing law.

     On February 13, 1996, intervening parties filed testimony in the revenue requirements phase of CPL's base rate case. Among the parties that filed testimony were the OPUC which recommended a base rate decrease of approximately $75 million on a total company basis and the Cities which recommended a base rate reduction of approximately $52 million on a total company basis.

     On February 20, 1996, the Staff filed testimony recommending an increase in total company base rates of approximately $30 million. Certain elements of the Staff's proposal are described below.

     The Staff recommended a return on common stock equity of 11.35% compared to the 12.25% return on common equity requested by CPL. The Staff recommended a disallowance of $16 million in costs billed for administrative services by CSW Services to CPL on the basis that the specific benefits to CPL were not clearly identified. Additionally, the Staff recommended a $7 million reduction in CPL's current annual depreciation accrual and a $3 million reduction in CPL's requested accrual for decommissioning STP. A comparison of the Staff's recommendation for a base rate increase, compared to CPL's claimed revenue deficiency is provided in the CPL RATE REVIEW COMPARISON table.

                         CPL RATE REVIEW COMPARISON
                                 (millions)

              CPL revenue deficiency (1)               $103
              Return on common equity                   (21)
              CSW Services expenses                     (16)
              Depreciation expense                       (7)
              Decommissioning expense                    (3)
              Miscellaneous items                       (26)
              Staff recommended revenue increase (2)    $30

              (1) The total company rate increase requested by CPL was reduced from $103 million to $78 million ($71 million allocated to the Texas retail jurisdiction) in accordance with rate settlements entered into by CPL in 1990 and 1991.
              (2) The Staff recommended that CPL be granted a $23 million base rate increase and an annual increase of $7 million in customer service charges.

                               CSW
       2-9
     The Staff and Cities recently filed testimony on the fuel portion of the rate case recommending a reduction to CPL's eligible fuel costs of $16 million and $32 million, respectively.

     After completion of hearings in all phases of the rate case, which began in late February 1996 and are expected to conclude during the third quarter of 1996, the ALJs assigned to hear the case will issue a proposal for decision for consideration by the Texas Commission. Testimony filed by parties to the rate case, including the Staff, is not binding on either the ALJs or the Texas Commission. A final decision on the rate request is not anticipated from the Texas Commission prior to December 1996.

     Management of CSW and CPL cannot predict the ultimate outcome of CPL's rate case, although management believes that the ultimate resolution will not have a material adverse effect on CPL's or CSW's consolidated results of operations or financial condition. However, if CPL ultimately is unsuccessful in obtaining adequate rate relief, CPL and CSW could experience a material adverse effect on their results of operations and financial condition.

     CPL 1995 Agreement
     On April 5, 1995, CPL reached an agreement in principle with other parties to pending regulatory proceedings involving base rate, fuel and prudence issues relating to an outage experienced at STP during 1993 and 1994. On May 16, 1995, CPL filed the CPL 1995 Agreement with the Texas Commission. Pursuant to the CPL 1995 Agreement, base rate refunds, fuel refunds and the reduction of CPL's fuel factors were implemented on an interim basis during the summer of 1995. Under the CPL 1995 Agreement, CPL provided customers a one-time base rate refund of $50 million. In addition, CPL refunded approximately $30 million in over-recovered fuel costs through April 1995. Furthermore, CPL did not charge customers for $62.25 million in replacement power costs and related interest primarily associated with the 1993-1994 STP outage. The CPL 1995 Agreement did not result in any ongoing change in base rate levels and provided that there would be no new rate review requests filed prior to September 28, 1995. CPL also reduced its fuel factors, effective in July 1995, by approximately $55 million on an annual basis due to projections of lower fuel costs. Hearings on the CPL 1995 Agreement were held on July 19, 1995, and the final written Texas Commission order approving the CPL 1995 Agreement was received on October 4, 1995. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS.

     WTU Stipulation and Agreement
     WTU has been the subject of several pending regulatory matters, including the following: (i) a retail rate proceeding and fuel reconciliation before the Texas Commission in Docket No. 13369; (ii) Writ of Error to the Supreme Court - review of WTU's 1987 Texas rate case in Docket No. 7510; and (iii) the Texas Commission's proceeding on remand in Docket No. 13949 regarding deferred accounting treatment for Oklaunion Power Station Unit No. 1 originally authorized in the Texas Commission's order in Docket No. 7289.

     On September 22, 1995, WTU, along with other major parties to the above described matters, filed with the Texas Commission a joint stipulation and agreement to resolve all of these matters. The WTU Stipulation and Agreement is a unified package that included: (i) a retail base rate reduction of approximately $13.5 million annually starting with WTU's October 1995 revenue month billing cycle; (ii) a $21 million retail refund which was not attributed to any specific cause but was inclusive of all claims related to the three above described litigation and regulatory matters and included the effect of the rate reduction retroactive to October 1, 1994; (iii) a reduction of reduced fixed fuel factors by approximately 2%; (iv) various rate and accounting treatments including a reasonable return on equity for retail operations of 11.375%; and (v) a retail base rate freeze until October 1, 1998, subject to certain force majeure provisions.


                               CSW
       2-10
     On November 9, 1995, the Texas Commission rendered a final order that implemented the joint stipulation and agreement. The WTU Stipulation and Agreement is expected to impact WTU's results of operations for the next several years, reducing annual earnings by approximately $8 million beginning in 1996. The WTU Stipulation and Agreement also eliminated several significant risks that have been the subject of regulatory proceedings relating to deferred accounting plant costs and rates and will enable WTU's rates to remain at competitive levels for the foreseeable future. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS.

     See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for information regarding other regulatory matters.


TRANSOK

     In January 1996, CSW announced it was exploring strategic alternatives for Transok, CSW's wholly owned intrastate natural gas gathering, transmission, marketing and processing subsidiary. The alternatives for Transok, which include a possible sale, are a part of CSW's continuous strategic review of its business. See NON-UTILITY INITIATIVES.


SOUTH TEXAS PROJECT

     CPL owns 25.2% of STP, a two-unit nuclear power plant which is located near Bay City, Texas. In addition, HLP, the Project Manager of STP, owns 30.8%, San Antonio owns 28.0%, and Austin owns 16.0% of STP. STP Unit 1 was placed in service in August 1988 and STP Unit 2 was placed in service in June 1989.

     From February 1993 until May 1994, STP experienced an unscheduled outage resulting from mechanical problems. The outage resulted in significant rate and regulatory proceedings involving CPL, including a base rate case and fuel reconciliation proceedings as previously discussed. Unit 1 restarted on February 25, 1994 and reached 100% power on April 8, 1994 and Unit 2 resumed operation on May 30, 1994 and reached 100% power on June 16, 1994. During the last six months of 1994, the STP units operated at capacity factors of 98.6% for Unit 1 and 99.2% for Unit 2. For a discussion of regulatory matters surrounding the STP outage, see RATES AND REGULATORY MATTERS above and NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS.

     Both STP units were removed from service during 1995 for scheduled refueling outages. The fueling outages lasted 41 days for Unit 1 and 26 days for Unit 2. For the year 1995, Unit 1 and Unit 2 operated at net capacity factors of 84.9% and 90.6%, respectively.

     For additional information regarding STP and the accounting for the decommissioning of STP, see NOTE 1. SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES and NOTE 2. LITIGATION AND REGULATORY
PROCEEDINGS.



LIQUIDITY AND CAPITAL RESOURCES

     Overview
     The historical capital requirements of the CSW System have been primarily for the construction of electric utility plant. Based on projections of growth in peak demand, CSW does not anticipate that large capital expenditures for the construction of new generating capacity will be required through the end of this decade.

                               CSW
       2-11
Accordingly, future capital expenditures for the Electric Operating Companies, as well as SEEBOARD, are anticipated to be primarily for existing distribution systems. Primary sources of capital are long-term debt and preferred stock issued by the Electric Operating Companies, long-term and short-term debt and common stock issued by CSW and internally generated funds. CSW Energy and CSW International typically use various forms of non-recourse project financing to provide a portion of the capital required for their respective projects. In addition, CSW, in order to strengthen its capital structure and support growth from time to time, may issue additional shares of CSW Common.

     Internally generated funds should meet most of the capital requirements of the Electric Operating Companies. However, CSW's strategic initiatives, including expanding CSW's core electric utility and non-utility businesses through acquisitions or otherwise, may require additional capital from external sources. As of February 29, 1996, CSW Investments had borrowed approximately $1.0 billion to fund a portion of the SEEBOARD acquisition purchase price pursuant to a credit facility for which neither CSW nor CSW International is subject to recourse. On February 27, 1996, CSW sold 15,525,000 shares of CSW Common pursuant to the 1996 Stock Offering and received approximately $398 million in net proceeds, which it used to repay a portion of the indebtedness incurred by CSW to finance the acquisition of SEEBOARD.

     Productive investment of net funds from operations in excess of capital expenditures and dividend payments are necessary to enhance the long-term value of CSW for its investors. CSW is continually evaluating the best use of these funds. Subject to certain exceptions, CSW is required to obtain authorization from various regulators in order to invest in any additional business activities. See RECENT DEVELOPMENTS AND TRENDS - Holding Company Act below.

     SEEBOARD Acquisition Financing
     The aggregate adjusted purchase price to be paid for SEEBOARD in the Tender Offer is approximately $2.12 billion. As of February 29, 1996, CSW had contributed approximately $829 million of the purchase price to complete the acquisition of SEEBOARD shares in connection with the Tender Offer. CSW obtained such funds through borrowings under the $850 million CSW Credit Agreement. Borrowings under the CSW Credit Agreement are unsecured and mature on November 6, 2000, subject to prepayment by CSW at any time. On February 28, 1996, CSW used the $398 million net proceeds from the 1996 Stock Offering to repay a portion of these borrowings. CSW anticipates that the remaining amounts owed under the CSW Credit Agreement will be repaid through a combination of internally generated funds, additional sales of CSW Common (including sales through CSW's Thrift Plan and PowerShare) or strategic sales of assets, including possibly Transok. See TRANSOK, and 1996 Stock Offering, ThriftPlus Plan and PowerShare below.

     CSW (UK) has obtained or will obtain the remaining funds necessary to consummate the Tender Offer, approximately $1.29 billion, from capital contributions or loans to be made to CSW (UK) by its sole shareholder, CSW Investments, which has arranged the CSW Investment Credit Facility for that purpose. Neither CSW nor CSW International, the indirect parent of CSW Investments and CSW (UK), has guaranteed or is otherwise subject to recourse for amounts borrowed under the CSW Investments Credit Facility. As of February 29, 1996, CSW Investments had borrowed approximately $1.0 billion under the CSW Investments Credit Facility. CSW Investments anticipates that amounts borrowed under the CSW Investments Credit Facility will be repaid through dividends and other amounts received, indirectly through CSW (UK), from SEEBOARD.

     Capital Expenditures
     Total capital expenditures for CSW, including the Electric Operating Companies, SEEBOARD, Transok and other diversified operations (but excluding capital that may be required for acquisitions), are estimated to be approximately $636 million, $671 million and $563 million for the years 1996 through 1998. The foregoing consists of forward looking information and, accordingly, actual results may differ materially from such projected information due to changes in the underlying assumptions. Such assumptions are

                               CSW
       2-12
based on numerous factors, including factors such as the rate of load growth, escalation of construction costs, changes in lead times in manufacturing, inflation, the availability and pricing of alternatives to construction, nuclear, environmental and other regulation, delays from regulatory hearings, adequacy of rate relief and the availability of necessary external capital. In addition, actual results may differ materially from the projected information due to changes in the nature and scope of CSW's diversified operations and the capital requirements that may be required to fund such operations.

     CSW periodically revaluates its capital spending policies and generally seeks to fund only those construction projects and investments that management believes will offer satisfactory returns in the current environment. Consistent with this strategy, the CSW System is likely to continue to make additional investments in energy-related and non-utility businesses and will continue to search for electric utility companies or other electric utility properties to acquire. CSW expects to fund the majority of its construction expenditures through internally generated funds. However, for any significant investment or acquisition, additional funds from the capital markets, including from the issuance and sale of additional CSW Common and short-term and long-term borrowings, may be required.

     Construction Expenditures
     The Electric Operating Companies maintain a continuing construction program, the nature and extent of which is based upon current and estimated future demands upon the system. Planned construction expenditures for the Electric Operating Companies for the next three years are primarily to improve and expand distribution facilities and will be funded primarily through internally generated funds. These improvements will be required to meet the anticipated needs of new customers and the growth in the requirements of existing customers. Construction expenditures for the Electric Operating Companies were approximately $398 million in 1995, $492 million in 1994 and $445 million in 1993. The estimated total construction expenditures for the Electric Operating Companies for the years 1996 through 1998 are presented in the following CONSTRUCTION EXPENDITURES table.

                   CONSTRUCTION EXPENDITURES

                          1996    1997    1998   Total
                                    (millions)

          Generation       $40     $68     $42    $150
          Transmission      38      46      55     139
          Distribution     168     172     174     514
          Fuel              18      11      15      44
          Other             68      59      57     184
                          $332    $356    $343  $1,031

     Information in the foregoing table is a forward looking statement and, accordingly, actual results may differ materially from such projected information due to changes in the underlying assumptions based on numerous factors, including those factors enumerated above under Capital Expenditures. Changes in those and other factors could cause each of the Electric Operating Companies to defer or accelerate construction or to sell or buy more power, which would affect its cash position, revenues and income to an extent that cannot now be reliably predicted.

     Although CSW does not believe that the Electric Operating Companies will require substantial additions of generating capacity through the end of the decade, the CSW System's internal resource plan presently anticipates that any additional capacity needs will come from a variety of sources including projected coal- and lignite-fired generating plants for which the CSW System has invested approximately $135 million in prior years for plant sites, engineering studies and lignite reserves. Should future plans exclude these plants for environmental, economical or other reasons, CSW would evaluate the probability of recovery of these investments and may record appropriate reserves.

                               CSW
       2-13
     Long-Term Financing
     As of December 31, 1995, the capitalization ratios of CSW were 43% common stock equity, 4% preferred stock and 53% long-term debt. CSW continues to be committed to maintaining financial flexibility through maintaining a strong capital structure and favorable securities ratings in order to access capital markets opportunistically or when required. The 1995 capitalization ratios were significantly impacted when compared to 1994 due to the amount of indebtedness utilized to finance the SEEBOARD acquisition, a portion of which was repaid on February 28, 1996, with the $398 million net proceeds from the 1996 Stock Offering.

     CSW continually monitors the capital markets for opportunities to lower its cost of capital through refinancing. Since 1991, CSW has refinanced nearly $2.0 billion of outstanding securities and has lowered its embedded cost of debt from approximately 9.0% to 7.2% at the end of 1995. CSW's significant long-term financing activity for 1995 and 1996 through February 29, 1996 is summarized in the following table.

                ISSUED/UTILIZED                    REACQUIRED
      Financing      Amount                  Financial    Amount
      Instrument   (millions) Rate  Maturity Instrument (millions) Rate Maturity

CPL     FMB(1)       $200.0   6 5/8%  2005   FMB          $139.2   9 3/8%  2019
        PCRB          100.6    6.1%   2028   PCRB           68.9  10 1/8%  2014
                                             PCRB(2)        31.8   9 3/4%  2015
        PCRB           40.9  floating 2015   PCRB(3)         8.4   7 1/8%  2004
                                             PCRB(3)        34.2    6.0%   2007

PSO     MTN(4)         30.0   various 2000-
                                      2001

WTU     FMB(5)         40.0   7 1/2%  2000
        FMB(6)         80.0   6 3/8%  2005   FMB            53.3   9 1/4%  2019

CSW     Credit
        Facility(7)   431.0  floating 2000

CSW
Invest-
ments   Credit
        Facility(8) 1,024.7  floating 2001

(1) The balance of proceeds not used to redeem higher cost FMBs were used to repay a portion of CPL's short-term borrowings, to provide working capital and for other general corporate purposes.
(2)  Collateralized PCRB (secured by a FMB).
(3) The additional funds required to redeem these issues were provided through internal funds and short-term borrowings.
(4) Proceeds were used to repay a portion of PSO's short-term borrowings and to reimburse PSO's treasury for the scheduled maturity of $25 million FMBs on March 1, 1996. The MTNs are a series of PSO's Senior Notes. The rates on the MTNs range from 5.89% to 6.03%.
(5) Proceeds were used to repay a portion of WTU's short-term borrowings and to reimburse WTU's treasury for the reacquisition of FMBs.
(6) The balance of proceeds not used to redeem higher cost FMBs were used to repay a portion of WTU's short-term borrowings.
(7) Represents the amount outstanding of the CSW Credit Agreement on February 29, 1996. Proceeds were used to purchase capital shares of SEEBOARD. Approximately $731 million was outstanding under the CSW Credit Agreement and is included in Long-Term Debt on the balance sheet at December 31, 1995. See SEEBOARD Acquisition Financing above. On February 28, 1996, CSW repaid $398 million under borrowings under the CSW Credit Agreement from the net proceeds of the 1996 Stock Offering. See 1996 Stock Offering, below.
(8)  Represents the amount outstanding of the CSW Investments
     Credit Facility on February 29, 1996. Proceeds were used to purchase additional capital shares under SEEBOARD in 1996. See SEEBOARD Acquisition Financing above.

     1996 Stock Offering
     On February 27, 1996, CSW sold 15,525,000 shares of CSW Common in the 1996 Stock Offering and received net proceeds of approximately $398 million. These proceeds were used to repay a portion of the indebtedness incurred by CSW under the CSW Credit
Agreement to fund the acquisition of SEEBOARD.


                               CSW
       2-14
     Shelf Registration Statements
     CSW and the Electric Operating Companies may issue additional securities subject to market conditions and other factors. CPL and PSO have filed shelf registration statements with the SEC for the issuance of securities from time to time based upon market conditions. CPL has shelf registration statements on file for up to $60 million of FMBs and up to $75 million of preferred stock. PSO has a shelf registration statement on file for the sale of up to $75 million of Senior Notes, $45 million of which was remaining as of February 29, 1996.

     Short-Term Financing
     The Electric Operating Companies utilize short-term debt to meet fluctuations in working capital requirements due to the seasonal nature of electric sales and other interim capital needs. The CSW System has established a money pool to coordinate short-term borrowings by the Electric Operating Companies, Transok and CSW Services, which is funded through CSW's issuance of commercial paper. At December 31, 1995, the CSW System had two credit facilities in place aggregating $1.2 billion to back up the CSW commercial paper program.

     During 1995, the maximum amount of consolidated short-term debt outstanding for the CSW System was $1.65 billion in March 1995, which represented 22% of the total capitalization at December 31, 1995. The average amount of short-term debt during 1995 was $1.47 billion, of which $667 million was attributable to CSW Credit. The weighted average cost of short-term debt was 6.64% in 1995.

     PowerShare
     CSW's PowerShare plan is available to all CSW shareholders, employees, eligible retirees, utility customers and other residents of the four states where the Electric Operating Companies operate. Under this dividend reinvestment and stock purchase plan, participants are able to make optional cash payments and reinvest all or any portion of their dividends in additional CSW Common.

     In February 1996, CSW filed a registration statement with the SEC relating (i) to the issue and sale of an additional five million shares of CSW Common through the PowerShare plan and (ii) proposed amendments to the plan that would, among other things, make the plan available to the residents of all fifty states and the District of Columbia. During 1995 and 1994, CSW raised approximately $57 million and $50 million, respectively, in new equity through PowerShare. CSW expects to use the proceeds from sales of CSW Common made pursuant to PowerShare to reduce short-term and long-term debt and for other general corporate purposes.

     ThriftPlus Plan
     CSW's ThriftPlus plan permits eligible employees to contribute up to 12% of their annual compensation to the plan, subject to certain exceptions. Funds contributed to the plan are invested by the plan trustee, at the employee's direction, in any of five investment options, including an option consisting of CSW Common. Historically, funds allocated to the CSW Common option under the plan have been used by the trustee to purchase shares of CSW Common in the open market. In order to provide the plan with the flexibility to acquire shares of CSW Common directly from CSW rather than on the open market, CSW filed a registration statement with the SEC during 1995 with respect to the issue and sale of up to an additional five million shares of CSW Common. In the event the ThriftPlus plan trustee elects, on behalf of the plan, to purchase CSW Common directly from CSW, CSW expects to use the proceeds from such sales to reduce short-term and long-term debt and for other general corporate purposes.

     Internally Generated Funds
     Internally generated funds consist of cash flows from operating activities less common and preferred stock dividends. The Electric Operating Companies utilize short-term debt to meet fluctuations in

                               CSW
       2-15
working capital requirements due to the seasonal nature of energy sales. Information concerning internally generated funds is presented in the following table.
                                           1995   1994  1993
                                            ($ in millions)

         Internally generated funds         $451  $424  $369

         Capital expenditures provided  by
           internally generated funds (1)    37%   63%   58%

        (1) Capital expenditures include construction and acquisition expenditures, equity investments in
             CSW Energy projects and amounts invested by CSW to finance the SEEBOARD acquisition.

     CSW Energy
     At December 31, 1995, CSW had loaned $66 million to CSW Energy on an interim basis for the purpose of developing and constructing independent power and cogeneration facilities. Repayment of these amounts to CSW is expected to be made through funds obtained from third party non-recourse project financing. During 1995, CSW Energy secured such financing for its Ft. Lupton and Mulberry projects and reimbursed CSW for the interim loans. In addition to the amounts already expended for the development of projects, CSW Energy has, subject to certain limitations in the case of EWG and foreign utility investments, authority from the SEC to expend up to $250 million on future projects. The following table summarizes CSW's investments and commitments in CSW Energy projects at December 31, 1995.

                                          Letters of Credit
                                 Equity     and Guarantees    Loans
                                             (millions)

           Brush                 $15.3           $--           $--
           Orange Cogeneration    53.2           2.3            --
           Ft. Lupton             44.0          58.9          36.5
           Mulberry               23.6          32.3            --
           Phillips Sweeny          --           3.0           4.2
           Newgulf                10.5            --            --
           Various developmental
             projects              8.1           7.1           9.5

     CSW Energy through CSW Development-I, Inc., a wholly owned subsidiary of CSW Energy, entered into a fixed price contract of $14 million to construct the Mulberry thermal host. At November 2, 1995, the thermal host was substantially completed for an aggregate cost of approximately $43 million and CSW Energy reached an agreement and settlement with its business partner regarding the $29 million cost overruns for the host facility. These negotiations also resulted in a change in the business partner for the Mulberry and Orange Cogeneration projects. Under the terms of the settlement, the newly admitted partner paid to CSW Energy 50%, or $53.2 million, of the outstanding obligations of Orange Cogeneration and assumed 50%, or $2.3 million, of the letters of credit and guarantees of the project. Concurrently, CSW Energy contributed as partners capital the remaining debt of $53.2 million to Orange Cogeneration. On the same date, CSW Energy obtained its term financing for the Mulberry project.

     CSW Credit
     CSW Credit purchases, without recourse, the accounts receivable of the Operating Companies and certain non-affiliated electric companies. CSW Credit's capital structure contains greater leverage than that of the Operating Companies, consequently lowering CSW's cost of capital. CSW Credit issues commercial paper, secured by the assignment of its receivables, to meet its financing needs. CSW Credit maintains a secured revolving credit agreement which aggregated $900 million at December 31, 1995 to back up its commercial paper program. The sale of these accounts receivables provides the Operating Companies with cash immediately, thereby reducing working capital needs and revenue requirements.


                               CSW
       2-16
RECENT DEVELOPMENTS AND TRENDS

     Competition and Industry Challenges
     Competitive forces at work in the electric utility industry are impacting the CSW System and electric utilities generally.
Increased competition facing electric utilities is driven by complex economic, political and technological factors. These factors have resulted in legislative and regulatory initiatives that are likely to result in even greater competition at both the wholesale and retail level in the future. As competition in the industry increases, the Electric Operating Companies will have the opportunity to seek new customers and at the same time be at risk of losing customers to other competitors. Additionally, the Electric Operating Companies will continue to compete with suppliers of alternative forms of energy, such as natural gas, fuel oil and coal, some of which may be cheaper than electricity. The Electric Operating Companies believe that their prices for electricity and the quality and reliability of their service currently place them in a position to compete effectively in the marketplace.

     The Energy Policy Act, which was enacted in 1992, significantly alters the way in which electric utilities compete. The Energy Policy Act creates exemptions from regulation under the Holding Company Act and permits utilities, including registered utility holding companies and non-utility companies, to form EWGs. EWGs are a new category of non-utility wholesale power producers that are free from most federal and state regulation, including the principal restrictions of the Holding Company Act. These provisions enable broader participation in wholesale power markets by reducing regulatory hurdles to such participation. The Energy Policy Act also allows the FERC, on a case-by-case basis and with certain restrictions, to order wholesale transmission access and to order electric utilities to enlarge their transmission systems. A FERC order requiring a transmitting utility to provide wholesale transmission service must include provisions generally that permit the utility to recover from the FERC applicant all of the costs incurred in connection with the transmission services and any enlargement of the transmission system and associated services. Wholesale energy markets, including the market for wholesale electric power, have been extremely competitive since the enactment of the Energy Policy Act. The Electric Operating Companies must compete in the wholesale energy markets with other public utilities, cogenerators, qualifying facilities, EWGs and others for sales of electric power. While CSW believes that the Energy Policy Act will continue to make the wholesale markets more competitive, CSW is unable to predict the extent to which the Energy Policy Act will impact CSW System operations.

     On March 29, 1995, consistent with the direction of the Energy Policy Act, the FERC announced in a NOPR a requirement that each public utility that owns and controls transmission facilities in interstate commerce must unbundle its services and file open access transmission tariffs under which such utility will offer comparable open access transmission services to its transmission customers. In addition, the FERC revised its proposed mechanisms by which utilities will be permitted to recover stranded investment costs expected to be brought about by the proposed changes. On August 7, 1995, CSW filed comments on the proposed approach in the NOPR with the FERC.
Although CSW supports the concept of comparable open access for the nation's transmission service, CSW believes that certain changes must be made in the FERC's proposed approach of implementing the open transmission system. First, with respect to the issue of stranded investments, the FERC proposed that customers who left the utility company pay for a portion, but not all, of the costs incurred by the owner of existing facilities that are not utilized as a result of the loss of such customers. CSW raised concerns about the FERC's proposed methodology for addressing stranded investment because it did not, in CSW's view, provide for the fair recovery of the full amount previously invested. Second, CSW proposed that the FERC adopt a "power flow pricing" approach whereby all electric systems that incur costs because of a transmission transaction are compensated, as opposed to the traditional "postage stamp" method whereby only the companies that are directly involved in the actual purchase and sale of the electricity are compensated or charged.


                               CSW
       2-17
     On February 9, 1996, the Electric Operating Companies filed at the FERC complete sets of open access transmission tariffs for both the companies that are members of the Southwest Power Pool as well as the companies that are members of ERCOT. These tariffs substantially reflect the pro forma tariffs attached to the FERC's March 29, 1995 NOPR. Open access and market pricing should increase marketing opportunities for the Electric Operating Companies, but may also expose them to the risk of loss of load or reduced revenues due to competition with alternate suppliers.

     Increasing competition in the utility industry brings an increased need to stabilize or reduce rates. The retail regulatory environment is beginning to shift from traditional rate base regulation to incentive regulation. Incentive rate and performance-based plans encourage efficiencies and increased productivity while permitting utilities to share in the results. Retail wheeling, a major industry issue which may require utilities to "wheel" or move power from third parties to their own retail customers, is evolving gradually. Many states throughout the country currently have preliminary legislation introduced to investigate the issue. For example, in Oklahoma (portions of which are served by PSO), a legislative task force is examining state laws affecting retail electric companies. Issues being addressed include retail wheeling, territorial boundaries, taxes and condemnations.

     CSW believes that retail competition would harm the best interests of CSW's and the Electric Operating Companies' customers and security holders unless CSW receives fair recovery of the full amounts previously invested to finance power plants. These investments, which were reasonably incurred, were made by the CSW System to meet their obligation to serve the public interest, necessity and convenience. This obligation has existed for nearly a century and remains in force under current law. CSW intends to strongly oppose attempts to impose retail competition without just compensation for the risks and investments CSW undertook to serve the public's demand for electricity.

     CSW is unable to predict the ultimate outcome or impact of competitive forces on the electric utility industry or the CSW System. As the wholesale and retail electricity markets become more competitive, however, the principal factor determining success is likely to be price, and to a lesser extent, reliability, availability of capacity, and customer service.

     PURA
     Amendments to PURA, the legal foundation of electric regulation in Texas, became effective on September 1, 1995. Among other things, the amendments deregulate the wholesale bulk power market in ERCOT, permit pricing flexibility for utilities facing competitive challenges, provide for a market-driven integrated resource planning process and mandate comparable open access transmission service.

     PURA also requires that the Texas Commission adopt a rule on comparable open transmission access by March 1, 1996. In conjunction with this rulemaking proceeding (Project No. 14045), Texas Commission Chairman Pat Wood issued a proposal on September 6, 1995, for the purpose of maximizing competition in the ERCOT wholesale bulk power market. The proposal calls for the functional unbundling of integrated utilities where distribution entities could purchase their power requirements from any generator or set of generators in ERCOT. Those generators which are currently regulated would be deregulated after provisions are in place to recover stranded costs. The proposal has been assigned to a separate proceeding (Project No. 15000). CSW expects this project to provide the vehicle for the Texas Commission and other interested parties to develop positions on industry restructuring before the Texas Legislature convenes in January 1997. A schedule has been developed for Project No. 15000 that includes a series of workshops and technical conferences during the first half of 1996. The schedule contemplates that the Texas Commission will develop legislative recommendations on restructuring and stranded costs during the second half of 1996.

     On February 7, 1996, the Texas Commission adopted a rule governing transmission access and pricing (Project No. 14045). The pricing method tentatively adopted by the Texas Commission is a hybrid combination of an ERCOT-wide postage stamp rate covering 70% of total ERCOT transmission costs and a distance-sensitive component

                               CSW
       2-18
referred to as a vector-absolute megawatt mile which recovers the remaining 30% of ERCOT transmission costs. Although the open access tariffs filed with the FERC on February 9, 1996 do not reflect Project No. 14045 pricing, CSW anticipates filing tariffs with the FERC that do conform to the Texas Commission's rule in the second quarter of 1996.

     Regulatory Accounting
     Consistent with industry practice and the provisions of SFAS No. 71, which allows for the recognition and recovery of regulatory assets, the Electric Operating Companies have recognized significant regulatory assets and liabilities. Management believes that the Electric Operating Companies will continue to meet the criteria for following SFAS No. 71. However, in the event the Electric Operating Companies no longer meet the criteria for following SFAS No. 71, a write-off of regulatory assets and liabilities would be required. For additional information regarding SFAS No. 71 reference is made to NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     Holding Company Act
     The Holding Company Act generally has been construed to limit the operations of a registered holding company to a single integrated public utility system, plus such additional businesses as are functionally related to such system. Among other things, the Holding Company Act requires CSW and its subsidiaries to seek prior SEC approval before effecting mergers and acquisitions or pursuing other types of non-utility initiatives. Pervasive regulation under the Holding Company Act may impede or delay CSW's efforts to achieve its strategic and operating objectives, including its pursuit of non-utility initiatives. During 1995, a bill was introduced in the United States Senate which, if adopted, would repeal the Holding Company Act and replace it with a new, less restrictive, holding company law administered by the FERC. CSW cannot predict if or when Holding Company Act repeal legislation will be enacted or what form such legislation will take if adopted. However, CSW intends to continue its efforts to repeal or modify the Holding Company Act in order to provide the flexibility to compete within the changing environment.

     Consolidated Taxes
     Prior to 1992, the Texas Commission allowed income taxes to be recovered in rates based on the federal income tax incurred by a utility as if it were a stand-alone company. This "stand-alone" approach treated the regulated activities of a utility as a separate entity and considered only those revenues and expenses that are included in the utility's cost of service to calculate the federal income tax liability for ratemaking purposes. However, in 1992 the Texas Commission changed its method of calculating the federal income tax component of rates to the "actual tax approach." This approach reduces rates by the tax benefits of deductions which are not considered for or included in setting rates for the utility.

     On April 13, 1995, the Supreme Court issued a decision which holds that the Texas Commission is not required to use the tax benefits associated with the losses of unregulated affiliates to reduce tax expense in cost of service. The Supreme Court also ruled that the Texas Commission cannot include the income tax deductions taken by the utility for disallowed expenses when determining the utility's federal income tax liability. This decision will allow CSW, and indirectly its shareholders, to retain the tax benefits associated with disallowed expenditures.


ENVIRONMENTAL MATTERS

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


                               CSW
       2-19
Legally, any one PRP can be held responsible for the entire cost of a cleanup. Usually, however, cleanup costs are allocated among PRPs.

     The Electric Operating Companies are subject to various pending claims alleging that they are PRPs under federal or state remedial laws for investigating and cleaning up contaminated property. CSW anticipates that resolution of these claims, individually or in the aggregate, will not have a material adverse effect on CSW's or any Electric Operating Company's results of operations or financial condition. Although the reasons for this expectation differ from site to site, factors that are the basis for the expectation for specific sites include the volume and/or type of waste allegedly contributed by the Electric Operating Company, the estimated amount of costs allocated to the Electric Operating Company and the participation of other parties. See ITEM 1-. BUSINESS, NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS and NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES for additional discussion regarding environmental matters.


NON-UTILITY INITIATIVES

     As indicated above, one component of CSW's four-part strategy to meet the increasing competition and fundamental changes in the electric utility industry is to expand CSW's non-utility and energy-related business. While CSW believes that such initiatives are necessary to maintain its competitiveness and to supplement its growth in the future, the Holding Company Act may impede or delay its ability to successfully pursue such initiatives. See RECENT DEVELOPMENTS AND TRENDS above.

     Transok
     Transok is an intrastate natural gas gathering, transmission, marketing and processing company that provides natural gas services to CSW System companies, predominately PSO, and to non-affiliated gas customers throughout the United States. Transok's natural gas facilities are located in Oklahoma, Louisiana and Texas. It operates gas processing plants and markets natural gas liquids produced from those plants to various markets. During 1995, a new processing plant was completed that increased Transok's processing capacity by approximately 27%. In addition, during the second quarter of 1996, two new natural gas compression units are scheduled to be completed. These units will increase Transok's west to east transport capacity by approximately 22%.

     In January 1996, CSW announced it was exploring strategic alternatives for its investment in Transok. The alternatives, which include a possible sale, are a part of CSW's ongoing strategic review of its business.

     CSW Energy
     CSW Energy is authorized to develop various independent power and cogeneration facilities and to own and operate such non-utility projects, subject to regulatory approval. The table below summarizes CSW Energy's participation in projects as of the end of 1995.





                               CSW
       2-20

                                   Capacity   Commercial
                                   (in MW)    Operation Ownership  Thermal
Project          Location         Total Sold     Date    Interest   Host              Host Utility
Brush II         Brush, CO         68    68  January 1994  47%   Greenhouse       Public Service Company
                                                                                       of Colorado
Ft. Lupton       Ft. Lupton, CO   272   272   June 1994    50%   Greenhouse       Public Service Company
                                                                                       of Colorado
Mulberry         Polk County, FL  120   110   August 1994  50%    Distilled      Florida Power Corporation
                                                                water/ ethanol
                                                                    plant
Orange           Polk County, FL  103    97   June 1995    50%    Orange juice   Florida Power Corporation
                                                                    processor     Tampa Electric Company
Phillips Sweeny  Sweeny, TX       300    90*  Mid 1998     50%      Refinery        Undetermined*

Newgulf          Wharton, TX       85    --   Mid 1996    100%        IPP           Undetermined

*The Phillips Sweeny project has the unexercised option to sell 90 MW of capacity to Phillips Petroleum Company.

     In addition to these projects, CSW Energy has another six projects totaling approximately 2,000 MW in various stages of development, mostly in affiliation with other developers.

     CSW International
     CSW International was formed in 1994 to engage in international activities, including developing, acquiring, financing and owning EWGs and foreign utility companies. CSW International's most significant activity to date is the acquisition, indirectly through CSW (UK), of the outstanding share capital of SEEBOARD pursuant to the Tender Offer. See SEEBOARD ACQUISITION above. CSW International also intends to continue its efforts in Mexico, with a stated goal of participating in providing Mexico's future electricity needs. Although the recent devaluation of the Mexican peso has slowed previously projected power demand, CSW International continues to believe that the geographic location of the CSW System offers opportunities to provide bulk power to Mexico. CSW International continues to seek to expand into other countries in Latin America, Europe and Asia that meet its investment criteria.

     CSW Communications
     CSW Communications was formed in 1994 to provide communication services to the Electric Operating Companies and non-affiliates.
One important goal of CSW Communications is to enhance services to CSW System customers through fiber optics and other telecommunications technologies. In Laredo, Texas, a project has been undertaken to install fiber optic lines and coaxial cable to CPL customers. The project, a network of over 3,000 homes with approximately 700 customers currently participating, will demonstrate the energy efficiency and cost savings that result from giving customers greater choice and control over their electric service. CSW Communications offers similar utility management services to other parties, including affiliates as well as non-affiliates. In the future, CSW Communications may, subject to any required regulatory approvals, seek to lease or otherwise use the reserve capacity for other services including telephone service, cable television and home security systems. CSW Communications presently owns and manages a 185 mile fiber-optic line connecting the south Texas cities of Corpus Christi, Harlingen and McAllen, and anticipates the construction of another fiber-optic line, connecting Shreveport, Louisiana and Longview, Texas, to begin in mid-1996.

     CSW Communications filed for "exempt telecommunications company" status with the FCC on February 8, 1996, subsequent to legislation that introduced competition to telephone and other communications industries that operated within regulated environments. The filing with the FCC automatically qualifies CSW Communications as an exempt telecommunications company, pending the FCC's review of the application (which is required to be completed within 60 days). CSW believes that CSW Communications' exempt telecommunications company status will enable it to compete more effectively with other telecommunications companies.


                               CSW
       2-21
     EnerShop
     In September 1995, EnerShop was formed to provide energy services to customers throughout the Southwest. EnerShop offers services that help reduce customers' operating costs through increased energy efficiencies and improved equipment operations. EnerShop utilizes the skills of local trade allies in offering services that include energy and facility analysis, project management, engineering design and equipment procurement and construction, third party financing and equipment leasing, savings and performance guarantees and performance monitoring. EnerShop recently secured its first major contract and has bids outstanding for several additional projects in 1996.


NEW ACCOUNTING STANDARDS

     SFAS No. 121
     In March 1995, the FASB issued SFAS No. 121 to be effective for financial statements for fiscal years beginning after December 15, 1995. The statement establishes a two-fold test for identification and quantification of an impaired asset. The first test in determining an impairment is to compare the sum of expected future cash flows (undiscounted and without interest charges) related to an asset to the carrying amount of the asset. If the sum of expected cash flows is not sufficient to recover the carrying value of the asset, then an impairment is recognized. Once an impairment is identified, the second part of the test is applied to quantify the amount of the impairment. The statement lists several alternative methods of establishing fair market value and quantifying the impairment. Cash flows used to measure possible impairment of an asset are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. For the Electric Operating Companies, the lowest independently identifiable cash flow level used for this analysis is jurisdictional rates charged to customers.

     CSW will adopt SFAS No. 121 in the first quarter of 1996.
Under the current regulatory environment, CSW does not expect the adoption of SFAS No. 121 to have a significant impact on CSW's consolidated results of operations or financial condition. However, future developments in the electric industry and utility regulation could jeopardize the full recovery of the carrying cost of certain investments. Consequently, CSW is monitoring the changing conditions facing the electric utility industry.

     SFAS No. 123
     SFAS No. 123 was issued in October 1995 with an effective date for transactions entered into after December 15, 1995. This statement requires the use of an option pricing model to calculate the value of stock-based compensation transactions where such value cannot otherwise be determined, but then allows for two alternative methods of reporting the transactions. One method recognizes this value as a cost of compensation and as an expense for the current period. The alternative method permits footnote disclosure of the compensation cost, without charging the amount against current earnings.

     As provided by the provisions of SFAS No. 123, CSW will continue to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and adopt the disclosure requirements of SFAS No. 123 in 1996. Accordingly, the adoption of SFAS No. 123 will not impact CSW's consolidated results of operations or financial condition.



                               CSW
       2-22
RESULTS OF OPERATIONS

Overview of Results

     CSW's earnings increased to $402 million or $2.10 per share in 1995 as compared to $394 million or $2.08 per share in 1994 and $308 million or $1.63 per share in 1993. The return on average common stock equity was 13.1% in 1995 compared to 13.4% in 1994 and 10.6% in 1993. Electric operations contributed approximately 105% of total earnings in 1995 and approximately 100% of total earnings in 1994 and 1993. In 1995, corporate expenses, including $42 million of expenses related to the termination of the El Paso Merger, were offset in part by earnings at Transok, CSW Energy, SEEBOARD and CSW Credit, totaling $51 million in the aggregate.

     Earnings increased in 1995 compared to 1994 due primarily to higher electric revenues from customer growth and increased usage and lower operation and maintenance expenses. In addition, earnings from SEEBOARD contributed to the increase. Partially offsetting these factors were higher depreciation and interest and lower earnings from Mirror CWIP. Significant one time items impacting 1995 earnings are set forth in the SIGNIFICANT ITEMS table.

     Earnings increased in 1994 compared to 1993 due primarily to higher KWH sales and natural gas margins and decreased costs associated with the end of the outage at STP. In addition, CSW Energy, which had three projects become operational during 1994, contributed $2 million to earnings in 1994. These items were partially offset by increased interest and depreciation and amortization expense. In addition, earnings in 1993 were significantly affected by several items set forth in the SIGNIFICANT ITEMS table.

                          SIGNIFICANT ITEMS
                        (millions, after-tax)

            1995
             CPL 1995 Agreement                  $(16)
             Merger termination                   (27)
             Tax adjustments                       30

            1993
             Restructuring charges               $(63)
             Recognition of unbilled revenues      49
             Early adoption of SFAS No. 112        (9)
             Adoption of SFAS No. 109               6
             Establishment of reserves for fuel
               and other properties               (11)
             Tax adjustments                      (18)

Operating Revenues

     Revenues increased $112 million or 3% in 1995, after a decrease of $64 million or 2% in 1994. The variances in the different revenue categories are shown in the REVENUE VARIANCE table.






                               CSW
       2-23
                          REVENUE VARIANCE
                 Increase (decrease) from prior year

                                            1995    1994
                                             (millions)
          U.S. Electric
            CPL 1995 Agreement             $(112)    $--
            WTU Stipulation and Agreement    (22)     --
            Base rates                        (8)      7
            Fuel costs                      (106)   (49)
            KWH sales                         62     61
            Other electric and diversified    16      2
            Natural gas                       74    (85)
            SEEBOARD                         208     --
                                            $112   $(64)

     Electric Revenues
     Electric revenues decreased $182 million or 6% in 1995 compared to 1994. The acquisition of SEEBOARD contributed $208 million in revenues for the month of December 1995 and total U.S. Electric KWH sales increased approximately 5%, with increases in sales among all customer classes. During 1995, the average number of customers increased approximately 2%. In addition to customer growth, there was increased usage during 1995 as compared to 1994. However, offsetting the increases in revenue due to SEEBOARD and increased KWH sales were customer refunds made by CPL and WTU resulting from the resolution of rate proceedings during 1995 and lower fuel costs.

     Electric revenues increased $10 million in 1994 as compared to 1993 due primarily to increased KWH sales offset in part by decreased fuel revenues. Base rates increased in 1994 from 1993 due to a rate increase implemented by PSO in February 1994, offset in part by a 3.2% interim rate reduction implemented by WTU during the fourth quarter of 1994.

     The percentage changes in U.S. ElectricUtility KWH sales from the previous year for 1995 and 1994 are presented in the U.S. ELECTRIC KWH SALES VARIANCE table. KWH sales to retail customers increased in 1995 as a result of increased customer usage and customer growth. KWH sales to retail customers in 1994 increased as a result of more favorable weather and increased residential customers. SWEPCO acquired BREMCO in July 1993, and accordingly, there were twelve months of KWH sales to these customers in 1994 compared to only six months in 1993. Weather was more favorable in 1994 than in 1993.

                     U.S. ELECTRIC KWH SALES VARIANCE
                        Increase  from prior year

                                         1995      1994

                    Residential           3.1%      2.9%
                    Commercial            2.2       3.8
                    Industrial            2.4       3.6
                    Sales for resale     18.7      21.9
                    Total sales           4.5       5.5

     The continued increases in industrial sales over the last two years reflect the increased marketing efforts by the Electric Operating Companies and the continued improvement in the economy throughout their service areas. Sales for resale increased in 1995 because STP was operational for the full year as compared to most of 1994, thereby eliminating the need for plants in the CSW System to produce power to replace the power normally produced at STP. In addition, during 1995, WTU began supplying a major new wholesale

                               CSW
       2-24
customer. The Electric Operating Companies have maintained relatively low competitive rates in an increasingly competitive marketplace. Efforts have increased at each of the Electric Operating Companies to attract new customers while efficiently serving all customers.

     Natural Gas Revenues
     Revenues from natural gas increased 14% to $592 million in 1995 from $518 million in 1994 due primarily to an increase in natural gas sales volumes which was partially offset by a reduction in sales prices. Also contributing to the increase in 1995 natural gas revenues were increased natural gas liquids sales volumes and prices. The 14% decrease in revenues in 1994 from $603 million in 1993 was due to a decrease in natural gas prices which was partially offset by an increase in volumes.

     Other Diversified Revenues
     Other diversified revenues increased 30% to $52 million in 1995 as compared to $40 million in 1994 due primarily to two CSW Energy projects that went into operation during the second and third quarter of 1994 and increased factoring revenues at CSW Credit. Other diversified revenues increased 38% in 1994 from $29 million in 1993 due to the reclassification of CSW Energy's operating revenues as discussed below under Other Income and Deductions.

     Revenues from SEEBOARD
     CSW's operating revenues includes $208 million of revenues from SEEBOARD for the month of December 1995. During the month of December 1995, pursuant to its effective control of SEEBOARD through its 76.45% ownership interest, CSW began full consolidation accounting for SEEBOARD in its consolidated financial statements.

Operating Expenses

     Fuel and Purchased Power Expense
     During 1995, the Electric Operating Companies generated approximately 98% of their electric energy requirements. During 1994 and 1993, they generated 95% and 92%, respectively. Total fuel and purchased power expenses increased $58 million or 5% from 1994, due primarily to SEEBOARD's December 1995 power purchases. Without including such purchases, total fuel and purchased power decreased $116 million during 1995 due mainly to a decrease in natural gas prices and an increased usage of lower cost nuclear fuel. The average unit cost of fuel was $1.58 per MMbtu during 1995, compared to $1.82 in 1994 and $2.11 in 1993. Purchased power decreased $8 million during 1995 due primarily to increased generation from STP which replaced power that had been purchased during the first six months of 1994 when STP was out of service. During 1995 STP was operational for the entire year allowing the use of lower cost nuclear fuel. The decrease in fuel and purchased power expense in 1994 compared to 1993 was attributable to a decrease in fossil fuel costs and increased usage of lower cost nuclear fuel.

     Gas Purchased for Resale/Gas Extraction and Marketing
     Gas purchased for resale increased 20% in 1995 from 1994, while it decreased 27% in 1994 from 1993. The increase in 1995 was caused by higher sales volumes, which more than offset the relatively low average cost of gas which prevailed during 1995 compared to 1994. Lower gas prices caused the decrease in 1994, including a significant reduction in prices attributable to sales made on natural gas drawn from storage. Gas extraction and marketing expenses increased 11% in 1995 from 1994 and 14% in 1994 from 1993. The 1995 and 1994 increases were both due to increases in natural gas liquids purchased for resale.

     Other Operating and Maintenance Expenses and Taxes
     Other operating and maintenance expenses in 1995 increased $18 million or 2% from 1994 due primarily to the establishment of a $42 million reserve for expenses incurred in association with the terminated El Paso Merger and the inclusion of SEEBOARD's December 1995 operating and maintenance expenses, offset in part by the

                               CSW
       2-25
benefits that were realized from a cost-reduction initiative whereby CSW System employees received a portion of the operating and maintenance expense savings. In 1994, the 2% decrease in other operating and maintenance expenses from 1993 was due primarily to the absence of $29 million in maintenance expenses that were incurred during the 1993 STP outages, expenses associated with the 1993 adoption of SFAS No. 106 and reserves taken in 1993 on fuel and other properties, offset in part by the reclassification of CSW Energy's operating costs as discussed below under Other Income and Deductions.

     Income taxes were lower in 1995 than 1994 due to prior year adjustments, the reserve established in connection with the termination of the El Paso Merger as well as both the tax adjustments and the tax effects of the CPL 1995 Agreement and the WTU Stipulation and Agreement. In 1994, income taxes were higher than 1993 due to higher pre-tax income. Taxes other than income decreased in 1995 due to prior year adjustments but remained approximately the same in 1994 as in 1993.

     Restructuring Charges
     Restructuring charges reflect the original accrual of $97 million in 1993, which was subsequently reduced by $9 million in 1994 and $2 million in 1995. In addition, during 1995, $34 million in regulatory assets were capitalized in accordance with the CPL 1995 Agreement and the WTU Stipulation and Agreement for costs associated with the restructuring that had previously been charged to expense.

     Depreciation and Amortization
     Depreciation and amortization expense increased in 1995 and 1994 when compared to the prior year due primarily to increases in depreciable plant.

Other Items

     Other Income and Deductions
     Other income and deductions decreased $12 million or 11% in 1995 compared to 1994, as a result of decreased Mirror CWIP liability amortization offset in part by approximately $11 million in previously deferred factoring income recognized as income by CPL beginning in 1995 pursuant to the CPL 1995 Agreement, increased interest income of $4 million and a $3 million gain on PSO's sale of non-utility fiber optic telecommunication property.

     Other income and deductions increased $18 million or 19% in 1994 compared to 1993 as a result of the reclassification of CSW Energy's operating activities offset partially by decreased Mirror CWIP liability amortization and the absence of adjustments recorded in 1993 associated with Transok's 1991 acquisition of TEX/CON. Prior to 1994, CSW Energy was in the developmental stage of its business and, as a result, its operating activities were classified in CSW's Other Income and Deductions. However, in conjunction with the completion of three projects in 1994, CSW Energy's revenues and expenses were classified as operating activities in CSW's Operating Revenues and Other Operating Expenses. The net amount of these components had negative earnings impacts classified in Other Income and Deductions in 1993.

     Interest Charges
     Interest expense on long-term debt increased 30% in 1995 from 1994 due to higher levels of debt outstanding, whereas interest expense on long-term debt in 1994 was comparable to 1993. CSW's embedded cost of long-term debt decreased to 7.2% in 1995 from 7.7% in 1994. Short-term interest expense increased in 1994 due primarily to higher short-term interest rates combined with higher general corporate borrowings.

     Cumulative Effect of Changes in Accounting Principles
     In 1993, CSW implemented SFAS No. 112, SFAS No. 109, and changed the method of accounting for unbilled revenues. These changes had a cumulative effect of increasing net income approximately $46 million.



       2-26
     Inflation
     Annual inflation rates, as measured by the national Consumer Price Index, have averaged approximately 2.8% during the three years ended December 31, 1995. Management believes that inflation, at this level, does not materially affect CSW's consolidated results of operations or financial position. However, under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical plant costs may not be adequate to replace plant in future years.




















                               CSW


       2-27
CSW
Consolidated Statements of Income
Central and South West Corporation
                                          For the Years Ended December 31,
                                              1995      1994      1993
                                      ($ in millions, except share amounts)

Operating Revenues                          $3,735    $3,623    $3,687

Operating Expenses and Taxes
    Fuel and purchased power                 1,184     1,126     1,181
    Gas purchased for resale                   372       311       424
    Gas extraction and marketing               109        98        86
    Other operating                            629       596       593
    Restructuring charges                      (36)       (9)       97
    Maintenance                                161       176       197
    Depreciation and amortization              384       356       330
    Taxes, other than income                   171       186       191
    Income taxes                               105       189       131
                                             3,079     3,029     3,230
Operating Income                               656       594       457

Other Income and Deductions
    Mirror CWIP liability amortization          41        68        76
    Other                                       58        43        17
                                                99       111        93
Income Before Interest Charges                 755       705       550

Interest Charges
    Interest on long-term debt                 284       218       219
    Interest on short-term debt and other       50        75        50
                                               334       293       269
Income Before Cumulative Effect of
     Changes in Accounting Principles          421       412       281

Cumulative Effect of Changes in Accounting
Principles                                      --        --        46

Net Income                                     421       412       327
Preferred stock dividends                       19        18        19
Net Income for Common Stock                   $402      $394      $308


Average Common Shares Outstanding            191.7     189.3     188.4

Earnings per Share of Common Stock
before Cumulative
  Effect of Changes in Accounting
  Principles                                 $2.10     $2.08     $1.39
Cumulative Effect of Changes in
  Accounting Principles                         --        --      0.24
Earnings per Share of Common Stock           $2.10     $2.08     $1.63

Dividends Paid per Share of Common Stock     $1.72     $1.70     $1.62






        The accompanying notes to consolidated financial statements are an integral part of these statements.





                               CSW
       2-28
CSW
Consolidated Statements of Retained Earnings
Central and South West Corporation
                                            For the Years Ended December 31,
                                                1995      1994      1993
                                                       (millions)

Retained Earnings at Beginning of Year        $1,824    $1,753    $1,751
    Net income for common stock                  402       394       308
    Deduct:  Common stock dividends              329       322       306
    Deduct:  Preferred stock and other
             adjustments                           4         1        --
Retained Earnings at End of Year              $1,893    $1,824    $1,753









































         The accompanying notes to consolidated financial statements are an integral part of these statements.





                               CSW
       2-29
CSW
Consolidated Balance Sheets
Central and South West Corporation
                                               As of December 31,
                                             1995              1994
                                                   (millions)
ASSETS
    Electric
        Production                         $5,888            $5,802
        Transmission                        1,484             1,377
        Distribution                        3,799             2,539
        General                             1,209               764
        Construction work in progress         346               412
        Nuclear fuel                          165               161
            Total Electric                 12,891            11,055
    Gas                                       869               798
    Other diversified                          18                15
                                           13,778            11,868
  Less - Accumulated depreciation           4,761             3,870
                                            9,017             7,998
Current Assets
    Cash and temporary cash
     investments                              401               108
    National Grid assets held for sale        100                --
    Accounts receivable                     1,093               837
    Materials and supplies, at average
     cost                                     188               162
    Electric utility fuel inventory,
     substantially at average cost            129               118
    Gas inventory/products for resale          13                23
    Under-recovered fuel costs                 --                54
    Prepayments and other                     115                44

                                            2,039             1,346
Deferred Charges and Other Assets
    Deferred plant costs                      514               516
    Mirror CWIP asset                         312               322
    Other non-utility investments             296               394
    Income tax related regulatory assets,
      net                                     253               216
    Goodwill                                1,074                --
    Other                                     364               274
                                            2,813             1,722
                                          $13,869           $11,066














         The accompanying notes to consolidated financial statements are an integral part of these statements.




                               CSW
       2-30
CSW
Consolidated Balance Sheets
Central and South West Corporation
                                                     As of December 31,
                                                  1995              1994
CAPITALIZATION AND LIABILITIES                          (millions)
Capitalization
    Common stock:   $3.50 par value
        Authorized shares:   350.0 million shares
        Issued and outstanding: 192.9 million
         shares in 1995 and 190.6 million
         shares in 1994                            $675             $667
    Paid-in capital                                 610              561
    Retained earnings                             1,893            1,824
        Total Common Stock Equity                 3,178            3,052
    Preferred stock
        Not subject to mandatory redemption         292              292
        Subject to mandatory redemption              34               35
    Long-term debt                                3,914            2,940
        Total Capitalization                      7,418            6,319

    Minority Interest                               202               --

Current Liabilities
    Long-term debt and preferred stock
    due within twelve months                         30                7
    Short-term debt                                 692              910
    Short-term debt - CSW Credit, Inc.              646              654
    Accounts payable                                595              286
    Accrued taxes                                   228              111
    Accrued interest                                 77               61
    Provision for SEEBOARD acceptances            1,001               --
    Other                                           156              159
                                                  3,425            2,188

Deferred Credits
    Income taxes                                  2,306            2,048
    Investment tax credits                          306              320
    Mirror CWIP liability                            --               41
    Other                                           212              150
                                                  2,824            2,559
                                                $13,869          $11,066













          The accompanying notes to consolidated financial statements are an integral part of these statements.

                               CSW
       2-31
CSW
Consolidated Statements of Cash Flows
Central and South West Corporation
                                            For the Years Ended December 31,
                                               1995      1994      1993
                                                      (millions)
OPERATING ACTIVITIES
    Net Income                                 $421      $412      $327
    Non-cash Items Included in Net
    Income
        Depreciation and amortization           425       402       366
        Deferred income taxes and investment
          tax credits                           (11)       87        94
        Mirror CWIP liability amortization      (41)      (68)      (76)
        Restructuring charges                    (2)       (9)       97
        Cumulative effect of changes in
        accounting principles                    --        --       (46)
        Charges for terminated Merger            42        --        --
        Regulatory assets established for
          previously incurred restructuring
          charges                               (34)       --        --
    Changes in Assets and Liabilities
        Accounts receivable                     (36)       29       (52)
        Unrecovered fuel costs                   76        16       (63)
        Accounts payable                        (32)      (27)       34
        Accrued taxes                            25        21        37
        Accrued restructuring charges            (2)      (57)       --
        Other                                   (32)      (42)      (24)
                                                799       764       694
INVESTING ACTIVITIES
    Capital expenditures                       (474)     (578)     (508)
    Acquisitions excluding SEEBOARD              (6)      (21)     (106)
    Net cash paid on SEEBOARD acquisition      (415)       --        --
    Non-affiliated accounts receivable
      collections/(purchases), net                2        11      (314)
    CSW Energy projects (includes $2, $73 and
      $19 of equity investments for 1995,
      1994 and 1993, respectively)              109      (115)     (127)
    Other                                       (28)      (13)      (14)
                                               (812)     (716)   (1,069)
FINANCING ACTIVITIES
    Common stock sold                            57        50         1
    Proceeds from issuance of long-term
      debt                                    1,187       199       904
    Retirement of long-term debt                 (8)       (4)      (50)
    Reacquisition of long-term debt            (355)      (27)     (987)
    Special deposits for reacquisition
      of long-term debt                          --        --       199
    Redemption of preferred stock                (1)      (33)      (17)
    Change in short-term debt                  (226)      153       602
    Payment of dividends                       (348)     (340)     (325)
                                                306        (2)      327

Net Change in Cash and Cash Equivalents         293        46       (48)
Cash and Cash Equivalents at Beginning
  of Year                                       108        62       110
Cash and Cash Equivalents at End of Year       $401      $108       $62

SUPPLEMENTARY INFORMATION
    Interest paid less amounts
      capitalized                              $301      $280      $260
    Income taxes paid                           $77       $93       $53


       The accompanying notes to consolidated financial statements are an integral part of these statements.


                               CSW
       2-32

CENTRAL AND SOUTH WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Nature of Operations
       CSW is a registered holding company under the Holding
  Company Act subject to regulation by the SEC. CSW's four Electric Operating Companies are also regulated by the SEC under the Holding Company Act.

       The principal business of CSW's four Electric Operating Companies, CPL, PSO, SWEPCO and WTU, is the generation, transmission, and distribution of electric power and energy. These four companies are subject to regulation by the FERC under the Federal Power Act and follow the Uniform System of Accounts prescribed by the FERC. They are subject to further regulation with regard to rates and other matters by state regulatory commissions as follows: CPL and WTU are subject to the Texas Commission; PSO is subject to the Oklahoma Commission; and SWEPCO is subject to the Arkansas Commission, Louisiana Commission, Oklahoma Commission and the Texas Commission.

       The principal business of CSW's United Kingdom electric operating subsidiary, SEEBOARD, is the distribution of electric power and energy in southeast England. SEEBOARD is subject to regulation of rates by the United Kingdom Office of Electricity Regulation.

       In addition to the electric utility operations, CSW has subsidiaries involved in a variety of business activities. Transok is an Oklahoma natural gas company, CSW Energy and CSW International pursue cogeneration and other energy-related ventures, CSW Credit purchases the accounts receivable of affiliates and non-affiliates, CSW Communications pursues telecommunications projects, CSW Leasing invests in leveraged leases and EnerShop offers energy-management services.

       The more significant accounting policies of the CSW System are summarized below:

       Principles of Consolidation
       The consolidated financial statements include the accounts of CSW and its subsidiary companies. The consolidated financial statements for PSO include the accounts of its wholly owned subsidiary, Ash Creek. All significant intercompany items and transactions system have been eliminated.

       Use of Estimates
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Fixed Assets
       Electric fixed assets are stated at the original cost of construction, which includes the cost of contracted services, direct labor, materials, overhead items and allowances for borrowed and equity funds used during construction. SEEBOARD's fixed assets are stated at fair market value based on the preliminary allocation of the purchase price CSW paid for SEEBOARD. Transok's gas plant acquisitions are stated at fair market value based on the purchase price while other gas plant is stated at original cost of construction, which includes the cost of contracted services, direct labor, materials, overhead items


                               CSW
       2-33
  and capitalized interest. See SEEBOARD Acquisition below for additional information, including the allocation of purchase price to the SEEBOARD Group's fixed asset accounts.

       Depreciation
       Provisions for depreciation of plant are computed using the straight-line method, generally at individual rates applied to the various classes of depreciable property. The annual average consolidated composite rates are presented in the following table.

                        CSW     CPL      PSO    SWEPCO    WTU

           1995         3.4%    2.9%     3.6%    3.2%     3.2%
           1994         3.2%    3.0%     3.5%    3.2%     3.2%
           1993         3.2%    3.0%     3.5%    3.2%     3.2%

       CPL Nuclear Decommissioning of the STP Plant
       At the end of STP's service life, decommissioning is expected to be accomplished using the decontamination method, which is one of the techniques acceptable to the NRC. Using this method, the decontamination activities occur as soon as possible after the end of plant operations. Contaminated equipment is cleaned and removed to a permanent disposal location, and the site is generally returned to its pre-plant state.

       CPL's decommissioning costs are accrued and funded to an external trust over the expected service life of the STP units. The existing NRC operating licenses will allow the operation of STP Unit 1 until 2027 and Unit 2 until 2028. The accrual for decommissioning costs is an annual level cost based on the estimated future cost to decommission STP, including escalations for expected inflation to the expected time of decommissioning, and is net of expected earnings on the trust fund.

       CPL's portion of the costs of decommissioning STP were estimated to be $85 million in 1986 dollars based on a site specific study completed in 1986. CPL is recovering these decommissioning costs through rates based on the service life of STP at a rate of $4.2 million per year. The $4.2 million annual cost of decommissioning is reflected on the income statement in other operating expense. Decommissioning costs are paid to an irrevocable external trust and as such are not reflected on CPL's balance sheet. At December 31, 1995, the trust balance was $28.0 million.

       In August 1995, CPL received a new decommissioning study updating the cost estimates to decommission STP that indicated that CPL's share of such costs would increase from $85 million, as stated in 1986 dollars, to $258 million, as stated in 1995 dollars. The increase in costs occurred primarily as a result of extended on-site storage of high level waste, much higher estimates of low-level waste disposal costs and increased labor costs since the prior study. These costs are expected to be incurred during the years 2027 through 2062. While this is the best estimate available at this time, these costs may change between now and when the funds are actually expended because of changes in the assumptions used to derive the estimates, including the prices of the goods and services required to accomplish the decommissioning. Additional studies will be completed periodically to update this information.

       Based on this projected cost to decommission STP, CPL estimates that its annual funding level should increase to $10.5 million. CPL has requested this amount as part of its cost of service in its current rate filing. Other parties to the proceeding have filed annual projections ranging from $1.4 million to $8.2 million. CPL expects to fund at the level ultimately ordered by the Texas Commission although CPL cannot predict that level. Historically, the Texas Commission has allowed full recovery of nuclear decommissioning costs. For further information on CPL's current rate filing, see NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS.


                               CSW
       2-34
       Electric Revenues and Fuel
       Prior to 1993, electric revenues were recorded at the time billings were made to customers on a cycle-billing basis.
  Electric service provided subsequent to billing dates through the end of each calendar month became part of operating revenues of the next month. To conform to general industry standards, the Electric Operating Companies changed their method of accounting to accrue for estimated unbilled revenues. The effect of this change on 1993 net income was pre-tax increase of $75 million, and an after-tax increase of $49 million, included in cumulative effect of changes in accounting principles. See the effects of this change under Accounting Changes below.

       CPL, SWEPCO and WTU recover fuel costs in Texas as a fixed component of base rates whereby over-recoveries of fuel are payable to customers and under-recoveries may be billed to customers after Texas Commission approval. The cost of fuel is charged to expense as consumed. PSO recovers fuel costs in Oklahoma and SWEPCO recovers fuel costs in Arkansas and Louisiana through automatic fuel recovery mechanisms. The application of these mechanisms varies by jurisdiction. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS, for further information about fuel recovery.

       CPL, PSO and WTU recover fuel costs applicable to wholesale customers, which are regulated by the FERC, through an automatic fuel adjustment clause. SWEPCO recovers fuel costs applicable to wholesale customers through formula rates.

       CPL amortizes direct nuclear fuel costs to fuel expense on the basis of a ratio of the estimated energy used in the core to the energy expected to be derived from such fuel assembly over its life in the core. In addition to fuel amortization, CPL also records nuclear fuel expense as a result of other items, including spent fuel disposal fees assessed on the basis of net KWHs sold from STP and DOE special assessment fees for decontamination and decommissioning of the enrichment facilities on the basis of prior usage of enrichment services.

       Accounts Receivable
       CSW Credit, as a wholly owned subsidiary of CSW, purchases, without recourse, the billed and unbilled accounts receivable of the Electric Operating Companies, Transok and certain non-affiliated companies.

       Regulatory Assets and Liabilities
       For their regulated activities, each of the Electric Operating Companies follows SFAS No. 71, which defines the criteria for establishing regulatory assets and regulatory liabilities. Regulatory assets represent probable future revenue to the company associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future refunds to customers. The significant regulatory assets and liabilities that have been recorded by the CSW System are presented in the following table.






                               CSW
       2-35
                                  CSW        CPL      PSO     SWEPCO     WTU
                               (millions)          (thousands)

   As of December 31, 1995
      Regulatory Assets
        Deferred plant costs       $514    $488,047     $--      $--   $26,092
        Mirror CWIP asset           312     311,804      --       --        --
        Income tax related
          regulatory assets, net    253     346,993      --       --        --
        Deferred restructuring
          and rate case costs        46      28,025      --       --    17,577
        Deferred storm costs          4          --   3,623       --        --
        Demand side management
          costs                      14       7,465   6,419       --        --
        OPEBs                         7          --   4,008    2,794        --
        Other                        10       5,384   4,798       --       431

      Regulatory Liabilities
        Income tax related
          regulatory liabilities,
          net                        --          --  41,820   37,363    14,464

   As of December 31, 1994
     Regulatory Assets
       Deferred plant costs        $516    $488,987     $--      $--   $26,914
       Mirror CWIP asset            322     321,825      --       --        --
       Income tax related
         regulatory assets, net     216     288,444      --       --        --
       Deferred storm costs           5          --   4,798       --        --
       Demand side management
         costs                       11       5,635   5,411       --        --
       OPEBs                          6          --   4,504    1,949        --
       Other                         11       5,989   4,945       --        --

     Regulatory Liabilities
       Mirror CWIP liability         41      41,000      --       --        --
       Income tax related
         regulatory liabilities,
         net                         --          --  18,611   44,836     9,217

       Deferred Plant Costs at CPL and WTU
       In accordance with orders of the Texas Commission, CPL and WTU deferred carrying costs, as well as operating, depreciation and tax costs incurred for STP and Oklaunion, respectively. These deferrals were for the period beginning on the date when the plants began commercial operation until the date the plants were included in rate base. CPL is amortizing and recovering these deferred costs through rates over the life of the plant. WTU is amortizing and recovering such costs over seven years. See NOTE
  2. LITIGATION AND REGULATORY PROCEEDINGS, for further discussion of the deferred accounting proceedings.

       CPL Mirror CWIP
       In accordance with Texas Commission orders, CPL previously recorded a Mirror CWIP asset, which is being amortized over the life of STP. For further information regarding Mirror CWIP, reference is made to NOTE 2. LITIGATION AND REGULATORY
  PROCEEDINGS.

       SEEBOARD Acquisition
       The acquisition of SEEBOARD was accounted for as a purchase combination. A preliminary allocation of the purchase price has been performed and is reflected in the consolidated financial statements. This includes an allocation of approximately $1.0 billion to goodwill at December 31, 1995, which will increase to approximately $1.4 billion when CSW reaches its eventual 100% ownership interest in SEEBOARD. While the allocation of the purchase price may be revised at a later date, the goodwill is expected to be amortized on a straight-line basis over 40 years. SEEBOARD's results of operations are included in the consolidated CSW results in the following manner. Equity earnings representing the 27.6% CSW ownership interest in SEEBOARD during November 1995 were recorded in Other Income and Deductions. During December 1995, pursuant to its effective control of SEEBOARD through its 76.45% ownership interest, CSW began full consolidation accounting


                               CSW
       2-36
  for SEEBOARD in its consolidated financial statements. At that time, CSW recorded a current liability of approximately $1.0 billion representing the obligation to purchase the controlled shares for which CSW had received acceptances but had not actually purchased.

       National Grid Assets Held for Sale
       Pursuant to a December 11, 1995 distribution by SEEBOARD,
  CSW (UK), as a shareholder of SEEBOARD, received 32,492,966 shares of National Grid common stock. At December 31, 1995, the carrying value of the National Grid assets held for sale, when converted to U.S. dollars, was approximately $100 million. On February 2, 1996, all of the shares of National Grid that CSW (UK) held were sold. On February 29, 1996, the proceeds from the sale of the National Grid shares were used to repay a portion of the CSW Investments Credit Facility.

       Price Risk Management Activities
       Transok periodically uses natural gas futures, options and basis swap contracts to manage the impact of price fluctuations on its inventory of natural gas, fuel and shrinkage requirements for its processing plants and certain fixed price purchase and sales contracts. Such contracts are designated at inception as a hedge when there is a direct relationship to the price risk associated with Transok's operations. Gains and losses on hedge contracts are deferred until the effect of the corresponding hedged transaction is recognized. For those contracts that are not designated as hedges, changes in the fair value of those contracts are recognized as gains or losses in income currently and are recorded in the balance sheet at fair value at the reporting date. Transok determines the fair value of its contracts based upon settlement prices for exchange traded contracts, market-related indexes or by obtaining quotes from brokers. Transok's trading gains and losses, either from its hedging or its speculative trading, did not have a material impact upon CSW's consolidated results of operations. Transok's open trade positions at December 31, 1995, were not material to CSW's financial position.

       Accounting Changes
       Effective January 1, 1993, the CSW System adopted SFAS No. 106, SFAS No. 112 and SFAS No. 109. In addition, the Electric Operating Companies also changed their method of accounting for unbilled revenues. See Electric Revenues and Fuel above for further information regarding the change in method of accounting for unbilled revenue. See NOTE 4. INCOME TAXES for further information regarding the adoption of SFAS No. 109 and see NOTE 5. BENEFIT PLANS for further information regarding the adoption of SFAS No. 106.

       In 1993, the change in accounting for unbilled revenues and the adoption of both SFAS No. 109 and SFAS No. 112 were presented as a cumulative effect of changes in accounting principles for CSW and the Electric Operating Companies as presented in the following table.

                               CSW       CPL       PSO      SWEPCO    WTU
                           (millions,
                           except EPS)              (thousands)
   Unbilled Revenues
      Pre-tax effect           $75     $45,363   $13,758    $8,286    $8,347
      Tax effect               (26)    (15,877)   (5,321)   (2,900)   (2,921)
      Net income effect        $49     $29,486    $8,437    $5,386    $5,426

      EPS effect (CSW only)  $0.26



                               CSW
       2-37
                               CSW       CPL      PSO      SWEPCO     WTU
                           (millions,
                           except EPS)             (thousands)
   SFAS No. 109
      Pre-tax effect           $--       $--      $--       $--       $--
      Tax effect                 6        --     (268)       --        --
      Net income effect         $6       $--    $(268)      $--       $--

      EPS effect (CSW only)  $0.03

   SFAS No. 112
      Pre-tax effect          $(13)  $(3,371) $(3,173)  $(3,047)  $(2,534)
      Tax effect                 4     1,180    1,227     1,066       887
      Net income effect        $(9)  $(2,191) $(1,946)  $(1,981)  $(1,647)

      EPS effect (CSW only) $(0.05)

   Total Cumulative Effect of
   Changes in Accounting
   Principles
      Pre-tax effect           $62   $41,992   $10,585   $5,239   $5,813
      Tax effect               (16)  (14,697)   (4,362)  (1,834)  (2,034)
      Net income effect        $46   $27,295    $6,223   $3,405   $3,779

      EPS Effect (CSW only)  $0.24


       Statements of Cash Flows
       Cash equivalents are considered to be highly liquid debt instruments purchased with a maturity of three months or less.
  Accordingly, temporary cash investments are considered cash equivalents.

       Reclassification
       Certain financial statement items for prior years have been reclassified to conform to the 1995 presentation.


2.LITIGATION AND REGULATORY PROCEEDINGS

       Termination of El Paso Merger
       In May 1993, CSW entered into a Merger Agreement pursuant to which El Paso would emerge from bankruptcy as a wholly owned subsidiary of CSW. El Paso is an electric utility company headquartered in El Paso, Texas, which filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on January 8, 1992.

       On June 9, 1995, CSW notified El Paso that CSW would not extend the termination date under the Merger Agreement as had been requested by El Paso and, accordingly, that it was terminating the Merger Agreement. CSW also informed El Paso on June 9, 1995, that it was withdrawing the Modified Plan for the proposed Merger with El Paso by a contemporaneous filing with the United States Bankruptcy Court for the Western District of Texas, Austin Division, before which the El Paso bankruptcy reorganization proceeding was pending.

       On June 9, 1995, following CSW's notification that it was terminating the Merger and withdrawing the Modified Plan, El Paso filed the El Paso Suit against CSW in state district court in El Paso, Texas, claiming breach of contract, breach of duty of good faith and fair dealing, breach of fiduciary duty, business disparagement, tortious interference with contract and fraud in the inducement. The El Paso Suit seeks a $25 million termination fee from CSW, certain costs related to the Modified Plan,

                               CSW
       2-38
  additional unspecified damages, punitive damages, interest as permitted by law, reasonable attorneys' fees and court costs. On June 15, 1995, CSW filed the CSW Suit against El Paso in the United States Bankruptcy Court for the Western District of Texas, Austin Division, seeking a $25 million termination fee from El Paso due to El Paso's breach of the Merger Agreement, at least $3.6 million in rate case expenses incurred by CSW on behalf of El Paso related to state regulatory merger proceedings and a declaratory judgment that CSW properly terminated the Merger Agreement. CSW also removed the El Paso Suit from state district court to the United States Bankruptcy Court for the Western District of Texas, El Paso Division. The El Paso Suit was then transferred to the United States Bankruptcy Court in Austin, Texas.

       On August 4, 1995, El Paso filed motions with the Austin bankruptcy court to remand the El Paso Suit back to the state district court in El Paso and abstain from hearing the CSW Suit. The bankruptcy court denied El Paso's motions, and in connection therewith the judge presiding over El Paso's bankruptcy proceeding recused himself from hearing the El Paso Suit and the CSW Suit. Both lawsuits have since been assigned to another judge of the United States Bankruptcy Court for the Western District of Texas, Austin Division. On October 19, 1995, El Paso filed motions (i) to withdraw the reference of both lawsuits from the United States Bankruptcy Court for the Western District of Texas to the United States District Court for the Western District of Texas and (ii) to change venue in both lawsuits to the El Paso Division. El Paso's motion to withdraw the reference was denied on November 15, 1995, by the United States District Court for the Western District of Texas, Austin Division, and El Paso's motion for reconsideration of this ruling was denied on December 11, 1995.
  On January 26, 1996, El Paso filed a petition for writ of mandamus in the United States Court of Appeals for the Fifth Circuit seeking an order directing the withdrawal of the reference of both lawsuits from the Bankruptcy Court. On February 26, 1996, El Paso's motion to transfer venue was denied by the United States Bankruptcy Court for the Western District of Texas, Austin Division, and the court consolidated the El Paso Suit and the CSW Suit into one adversary proceeding. CSW is the named plaintiff in the consolidated adversary proceeding. On February 27, 1996, the Fifth Circuit Court of Appeal's denied El Paso's petition for writ of mandamus. No trial date has been set for the lawsuits.

       Although CSW believes that it has substantial defenses to El Paso's claims and intends to defend El Paso's claims and pursue CSW's claims vigorously, CSW cannot presently predict the outcome of the lawsuit. However, if the lawsuit is decided adversely to CSW, it could have a material adverse effect on CSW's consolidated results of operations and financial condition.

       CPL Rate Review
       On November 6, 1995, CPL filed with the Texas Commission a request to increase its retail base rates by $71 million and reduce its annual retail fuel factors by $17 million. The net effect of these proposals would be an increase of $54 million, or 4.6%, in total annual retail revenues based on a test year ended June 30, 1995. CPL is not seeking interim rate relief, but will implement bonded rates in May 1996, the earliest date permitted by law. CPL also is seeking to reconcile $229 million of fuel costs incurred during the period July 1, 1994 through June 30, 1995. CPL's previous request to reconcile fuel costs from March 1, 1990 to June 30, 1994 in Docket No. 13650 was consolidated with the current rate review. If the requested increase and other adjustments in rate structure are approved, CPL has committed not to increase its base rates prior to January 1, 2001, subject to certain force majeure events.

       CPL is requesting this rate review in large part as a result of the expiration of the amortization of its Mirror CWIP liability. The Mirror CWIP liability was amortized to income in declining amounts over a five-year period from 1991 through 1995 pursuant to rate settlements reached by CPL in 1990 and 1991. In 1995, Mirror CWIP provided $41 million in non-cash earnings at CPL. Also included in the request are proposals by CPL to accelerate recovery of nuclear and regulatory assets as a way to proactively address certain assets that could possibly be unrecoverable or stranded in a more competitive electric utility industry. In a preliminary order issued December 21, 1995, the Texas Commission expanded the scope of the rate review to address


                               CSW
       2-39
  certain competitive issues facing the electric utility industry. The competitive issues to be addressed by CPL in a supplemental filing due April 1, 1996, are: (i) the calculation of rates on an unbundled or functional basis (i.e., generation, transmission and distribution); (ii) the current value of CPL's generating assets as compared to estimates of the market value of such assets under alternate future industry structures; (iii) the application of performance based ratemaking; (iv) potential revisions in the methodology of reconciling and recovering fuel costs; and (v) the Texas Commission's authority to introduce competition in the electric utility industry under existing law.

       On February 13, 1996, intervening parties filed testimony in the revenue requirements phase of CPL's base rate case. Among the parties that filed testimony were the OPUC which recommended a base rate decrease of approximately $75 million on a total company basis and the Cities which recommended a base rate reduction of approximately $52 million on a total company basis.

       On February 20, 1996, the Staff filed testimony recommending an increase in total company base rates of approximately $30 million. Certain elements of the Staff's proposal are described below.

       The Staff recommended a return on common stock equity of 11.35% compared to the 12.25% return on common equity requested by CPL. The Staff recommended a disallowance of $16 million in costs billed for administrative services by CSW Services to CPL on the basis that the specific benefits to CPL were not clearly identified. Additionally, the Staff recommended a $7 million reduction in CPL's current annual depreciation accrual and a $3 million reduction in CPL's requested accrual for decommissioning STP. A comparison of the Staff's recommendation for a base rate increase, compared to CPL's claimed revenue deficiency is provided in the CPL RATE REVIEW COMPARISON table.

                    CPL RATE REVIEW COMPARISON (unaudited)
                               (millions)

                CPL revenue deficiency (1)               $103
                Return on common equity                   (21)
                CSW Services expenses                     (16)
                Depreciation expense                       (7)
                Decommissioning expense                    (3)
                Miscellaneous items                       (26)
                Staff recommended revenue increase (2)    $30

                (1) The total company rate increase requested by
                    CPL was reduced from $103 million to $78 million ($71 million allocated to the Texas retail jurisdiction) in accordance with rate settlements entered into by CPL in 1990 and 1991.
                (2) The Staff recommended that CPL be granted a $23
                    million base rate increase and an annual increase of $7 million in customer service charges.

       The Staff and Cities recently filed testimony on the fuel portion of the rate case recommending a reduction to CPL's eligible fuel costs of $16 million and $32 million, respectively.

       After completion of hearings in all phases of the rate case, which began in late February 1996 and are expected to conclude during the third quarter of 1996, the ALJs assigned to hear the case will issue a proposal for decision for consideration by the Texas Commission. Testimony filed by parties to the rate case, including the Staff, is not binding on either the ALJs or the Texas Commission. A final decision on the rate request is not anticipated from the Texas Commission prior to December 1996.



                               CSW
       2-40
       Management of CSW and CPL cannot predict the ultimate outcome of CPL's rate case, although management believes that the ultimate resolution will not have a material adverse effect on CPL's or CSW's consolidated results of operations or financial condition. However, if CPL ultimately is unsuccessful in obtaining adequate rate relief, CPL and CSW could experience a material adverse effect on their results of operations and financial condition.

       CPL 1995 Agreement
       On April 5, 1995, CPL reached an agreement in principle with other parties to pending regulatory proceedings involving base rate, fuel and prudence issues relating to an outage experienced at STP during 1993 and 1994. On May 16, 1995, CPL filed the CPL 1995 Agreement with the Texas Commission. Pursuant to the CPL 1995 Agreement, base rate refunds, fuel refunds and the reduction of CPL's fuel factors were implemented during the summer of 1995. Under the CPL 1995 Agreement, CPL provided customers a one-time base rate refund of $50 million. In addition, CPL refunded approximately $30 million in over-recovered fuel costs through April 1995. Furthermore, CPL did not charge customers for $62.25 million in replacement power costs and related interest primarily associated with the 1993-1994 STP outage. The CPL 1995 Agreement did not result in any ongoing change in base rate levels and provided that there would be no new rate review requests filed prior to September 28, 1995. CPL also reduced its fuel factors, effective in July 1995, by approximately $55 million on an annual basis due to projections of lower fuel costs. Hearings on the CPL 1995 Agreement were held on July 19, 1995, and the final written Texas Commission order approving the CPL 1995 Agreement was received on October 4, 1995. Details of the items in the CPL 1995 Agreement and the total 1995 earnings impact for CPL, including certain accounting provisions, are set forth in the following table.

                                             Pre-tax  After-tax
                                                (millions)

       Base rate refund                      $(50.0)   $(32.5)
       Fuel disallowance                      (62.3)    (40.5)
       Wholesale fuel refund                   (3.2)     (2.1)
       Current flowback of excess
         deferred federal income taxes         34.3      34.3
       Capitalization of previously
         expensed restructuring and
         rate case costs                       27.6      17.9
       Recognition of factoring income         16.1      10.5
       Amortization, interest and other        (6.6)     (4.4)

       CPL Deferred Accounting
       CPL was granted deferred accounting treatment for certain STP Unit 1 and 2 costs by Texas Commission orders issued in October 1990 and December 1990, respectively. In 1994, the Supreme Court sustained deferred accounting as an appropriate mechanism for the Texas Commission to use in preserving the financial integrity of CPL, but remanded CPL's case to the Court of Appeals to consider certain substantial evidence points of error not previously decided by the Court of Appeals given its prior determinations. On August 16, 1995, the Court of Appeals rendered its opinion in the remand proceeding and affirmed the Texas Commission's order in all respects.

       CPL believes that the language of the Supreme Court's opinion suggests that the appropriateness of allowing deferred accounting may be reviewed under a financial integrity standard in the first case in which the deferred STP costs are recovered through rates. If the courts decide that subsequent review under the financial integrity standard is required, that review would be conducted in a remand of the STP Unit 1 and 2 orders. Pending the ultimate resolution of CPL's deferred accounting issues, CPL is unable to predict how its deferred accounting orders will ultimately be resolved by the Texas Commission.


                               CSW
       2-41
       If CPL's deferred accounting matters are not favorably resolved, CSW and CPL could experience a material adverse effect on their respective results of operations and financial condition. While CPL's management is unable to predict the ultimate outcome of these matters, management believes CPL will receive approval of its deferred accounting orders or will be successful in renegotiation of its rate orders, so that there will be no material adverse effect on CSW's or CPL's results of operation or financial condition.

       CPL Westinghouse Litigation
       CPL and other owners of STP were plaintiffs in a lawsuit filed in October 1990 in the District Court in Matagorda County, Texas against Westinghouse, seeking damages and other relief. The suit alleged that Westinghouse supplied STP with defective steam generator tubes that are susceptible to stress corrosion cracking. On December 8, 1995, CPL and the other owners of STP settled the lawsuit. While the court order prohibits disclosure of the terms of the settlement, CPL believes the litigation was settled on terms that provided satisfactory consideration to CPL and STP and will not have a material adverse effect on the results of operations or financial condition of CSW or CPL.

       CPL Civil Penalties
       In October 1995, the NRC notified HLP of a Notice of Violation and proposed penalties totaling $160,000 related to events that occurred at STP in May 1992. The Notice of Violation and penalties reflect the NRC's belief that certain STP employees were terminated as a result of raising safety concerns with the NRC. The Notice of Violation was the result of a Department of Labor decision and order in April 1995 and is awaiting final action by the Secretary of Labor. HLP is not required to reply to the NRC's Notice of Violation or pay the penalties pending the Secretary of Labor's final decision. The NRC indicated that the proposed civil penalties reflect minimum penalties allowed because of improvements made to the STP Employee Concerns Program since 1992. CPL's share of any penalty that is ultimately paid would be approximately 25%, reflecting its ownership interest in STP.

        CPL Industrial Road and Industrial Metals Site
        Three suits naming CPL and others as defendants relating to a third-party owned and operated site in Corpus Christi, Texas formerly used for commercial reclamation of used electrical transformers, lead acid batteries and other scrap metals, are currently pending in federal and state court in Corpus Christi, Texas. Plaintiffs' complaints seek damages for alleged property damage and health impairment as a result of operations on the site and cleanup activities. Management cannot predict the outcome of these suits. However, management believes that CPL has defenses to the plaintiffs' complaints and intends to defend the suits vigorously. Management also believes that the ultimate resolution of these matters will not have a material adverse effect on CSW's or CPL's results of operations or financial condition.

       PSO Gas Transportation and Fuel Management Fees
       An order issued by the Oklahoma Commission in 1991 required that the level of gas transportation and fuel management fees, paid to Transok by PSO, permitted for recovery through the fuel adjustment clause be reviewed in PSO's 1993 rate proceeding. This portion of the 1993 rate review was subsequently bifurcated. In March 1995, an order was issued by the Oklahoma Commission approving an agreement which allows PSO to recover approximately $28.4 million of transportation and fuel management fees in base rates using 1991 determinants and approximately $1 million through the fuel adjustment clause. The agreement also requires the phase-in of competitive bidding of natural gas transportation requirements in excess of 165 MMcf/d.

       PSO Gas Purchase Contracts
       PSO has been named defendant in complaints filed in federal and state courts of Oklahoma and Texas in 1984 through 1995 by gas suppliers alleging claims arising out of certain gas purchase contracts. The plaintiffs seek relief through the filing dates as well as attorneys' fees. In January 1996, complaints representing


                               CSW
       2-42
  approximately $10 million in claims were settled. Remaining complaints currently total approximately $1 million in claimed actual damages. The settlements did not have a material effect on CSW's and PSO's consolidated results of operations or financial condition. The remaining suits are in the preliminary stages. Management cannot predict the outcome of these proceedings. However, management believes that PSO has defenses to the remaining complaints and intends to defend the suits vigorously. Management also believes that the ultimate resolution of the remaining complaints will not have a material adverse effect on CSW's or PSO's consolidated results of operations or financial condition.

       PSO PCB Cases
       PSO has been named a defendant in complaints filed in federal and state courts of Oklahoma in 1984, 1985, 1986, 1993 and 1996. The complaints allege, among other things, that some of the plaintiffs and the property of other plaintiffs were contaminated with PCBs and other toxic by-products following certain incidents, including transformer malfunctions, in April 1982, December 1983 and May 1984. To date, all complaints, except for claims representing approximately $13 million in alleged damages and claims filed in February 1996 for additional unspecified actual and punitive damages, have been dismissed, certain of which resulted from settlements among the parties. Management believes that PSO has defenses to the remaining complaints and intends to defend the suits vigorously. Moreover, management believes that the remaining claims are covered under insurance. Management also believes that the ultimate resolution of the remaining complaints will not have a material adverse effect on CSW's or PSO's consolidated results of operations or financial condition.

       PSO Burlington Northern Transportation Contract
       In June 1992, PSO filed suit in the United States District Court for the Northern District of Oklahoma against Burlington Northern seeking declaratory relief under a long-term contract for the transportation of coal. In July 1992, Burlington Northern asserted counterclaims for unspecified damages against PSO alleging that PSO breached the contract. In December 1993, PSO amended its suit against Burlington Northern seeking damages and declaratory relief under federal and state antitrust laws. In December 1995, PSO and Burlington Northern reached a compromise settlement of all outstanding claims and counterclaims, and the action was dismissed with prejudice. The settlement did not have a material adverse effect on CSW's or PSO's consolidated results of operations or financial condition.

       PSO Burlington Northern Arbitration
       In May 1994, in an arbitration related to the Burlington Northern coal transportation contract described above, an arbitration panel made an award in favor of PSO concerning basic transportation rates under the coal transportation contract and concerning the contract mechanism for adjustment for future transportation rates. This arbitration award was then the subject of litigation in the United States District Courts for the Northern Districts of Oklahoma and Texas and the United States Court of Appeals for the Tenth Circuit. In December 1995, this litigation was settled as part of the compromise settlement of the related lawsuit described above. Under the settlement, a $16.4 million judgment by the U.S. District Court for the Northern District of Oklahoma confirming the arbitration award became final and was then released and satisfied of record.

       PSO Ash Creek Coal Mine Reclamation
       In August 1994, PSO received approval from the Wyoming Department of Environmental Quality to begin reclamation of a coal mine in Sheridan, Wyoming, owned by Ash Creek, a wholly owned subsidiary of PSO. Ash Creek recorded a $3 million liability in 1993 for the estimated reclamation costs and subsequently accrued an additional $500,000 in 1995. Actual reclamation work commenced in September 1995, with completion expected in late 1996. Surveillance monitoring will continue for ten years after final reclamation. Management believes that ultimate resolution of this matter will not have a material adverse effect on CSW's or PSO's consolidated results of operations or financial condition.



                               CSW
       2-43
       PSO MCPC
       In 1989, PSO entered into certain long-term contracts with MCPC, a cogeneration development company located in northeastern Oklahoma. These contracts include: (i) an Interconnection and Interchange Agreement providing terms and conditions under which MCPC could connect its electric generating facilities to PSO's transmission system and providing for future transmission by PSO of specified amounts of MCPC's power to an unaffiliated utility;
  (ii) a Stock/Asset Purchase Agreement which allows PSO under certain conditions to acquire the stock or assets of MCPC; and
  (iii) an Energy Conversion Agreement which required PSO to deliver natural gas to MCPC for conversion to electrical energy to be delivered by MCPC to PSO. Under the Energy Conversion Agreement, PSO had the right to dispatch up to 60 MWH per hour of quick-start capability.

       In 1993, MCPC filed an application with the Oklahoma Commission requesting relief through the modification of the existing Energy Conversion Agreement. An emergency order was issued under MCPC's application which increased the payment made by PSO to MCPC for energy purchases and decreased the amount of firm energy MCPC was required to deliver to PSO. The emergency order was subject to a permanent ruling.

       In July 1993, PSO commenced a lawsuit in the District Court of Tulsa County, Oklahoma, seeking a declaratory judgment that PSO was entitled to terminate the Energy Conversion Agreement as of August 1, 1993, because of a default committed by MCPC. On March 31, 1995, PSO, MCPC and the Oklahoma Commission Staff signed a joint settlement resolving all issues pursuant to the various proceedings before the Oklahoma Commission and the District Court of Tulsa County, Oklahoma. The settlement, among other things, eliminated a requirement that MCPC deliver an annual minimum of 394,200 MWH of Assured Delivery Energy and related provisions associated with underdelivery charges. Most other provisions of the agreement between PSO and MCPC were kept intact. The Oklahoma Commission issued an order in May 1995 approving the settlement. The settlement is on terms satisfactory to PSO and will not have a material adverse effect on CSW's or PSO's consolidated results of operations or financial condition.

       SWEPCO Fuel Factor Proceedings
       On October 6, 1995, SWEPCO filed a petition, designated as Docket No. 14819, with the Texas Commission to revise its fixed fuel factors for the recovery of fuel and purchased power costs. SWEPCO was experiencing an over-recovery of fuel costs based on application of its then current factors which became effective in July 1994. The original filing with the Texas Commission proposed decreasing SWEPCO's fixed fuel factors and refunding to customers $7.1 million of cumulative over-recoveries for the period January 1994 to June 1995. SWEPCO subsequently revised its petition to the Texas Commission, updating the cumulative fuel over-recovery to $10.4 million through September 1995. On December 20, 1995, the Texas Commission issued an order approving SWEPCO's revised fixed fuel factors and authorizing the refund of $10.8 million, including interest, to customers primarily as billing credits on January 1996 monthly bills.

       SWEPCO Burlington Northern Transportation Contract
       On January 20, 1995, a state district court in Bowie County, Texas, entered judgment in favor of SWEPCO against Burlington Northern in a lawsuit regarding rates charged under two rail transportation contracts for delivery of coal to SWEPCO's Welsh and Flint Creek power plants. The court awarded SWEPCO approximately $72 million covering damages for the period from April 27, 1989 through September 26, 1994, post-judgment interest and attorneys' fees and granted certain declaratory relief requested by SWEPCO. Burlington Northern appealed the state district court's judgment to the Texarkana, Texas Court of Appeals. The appeal is now pending.



                               CSW
       2-44
       WTU Stipulation and Agreement
       WTU has been the subject of several pending regulatory matters, including the following: (i) a retail rate proceeding and fuel reconciliation before the Texas Commission in Docket No. 13369; (ii) Writ of Error to the Supreme Court - review of WTU's 1987 Texas rate case in Docket No. 7510; and (iii) the Texas Commission's proceeding on remand in Docket No. 13949 regarding deferred accounting treatment for Oklaunion Power Station Unit No. 1 originally authorized in the Texas Commission's Docket No. 7289.

       On September 22, 1995, WTU, along with other major parties to the above described matters, filed with the Texas Commission a joint stipulation and agreement to resolve all of these matters. The WTU Stipulation and Agreement is a unified package that included: (i) a retail base rate reduction of approximately $13.5 million annually starting with WTU's October 1995 revenue month billing cycle; (ii) a $21 million retail refund which was not attributed to any specific cause but was inclusive of all claims related to the three above described litigation and regulatory matters and included the effect of the rate reduction to October 1, 1994; (iii) a reduction of fixed fuel factors by approximately 2%; (iv) various rate and accounting treatments including a reasonable return on equity for retail operations of 11.375%; and
  (v) a retail base rate freeze until October 1, 1998, subject to certain force majeure provisions.

       On November 9, 1995, the Texas Commission rendered a final order that implemented the joint stipulation and agreement, ending the rate proceeding and fuel reconciliation in Docket No. 13369 and the remand, designated Docket No. 13949, to the Texas Commission by the Supreme Court for the deferred accounting treatment of Oklaunion Power Station Unit No. 1 originally authorized by the Texas Commission in Docket No. 7289. The final order also set into motion the actions required to seek a remand of the appeal of Docket No. 7510 to the Texas Commission to implement a final order consistent with the WTU Stipulation and Agreement.

       On December 8, 1995, all parties to the appeals filed a joint motion with the Supreme Court and, on December 22, 1995, the Supreme Court approved the joint motion to withdraw and dismissed the case. The case will now go back to the Court of Appeals so that it can be remanded back to the Texas Commission. The date of this remand and final action by the Texas Commission is not known.

       The WTU Stipulation and Agreement is expected to impact
  WTU's results of operations for the next several years, reducing annual earnings by approximately $8 million beginning in 1996. Details of the items with significant earnings impact for 1995 and 1996, including certain accounting treatments, are set forth in the following table.

                                               1995          1996 (unaudited)
                                         Pre-tax After-tax  Pre-tax After-tax
                                                      (millions)

  Refund to retail customers             $(21.0)  $(13.7)      $--      $--
  Effect of retail rate reduction          (2.4)    (1.6)     (7.6)    (4.9)
  Current flowback of property related
    excess deferred federal income
    taxes                                   6.9      6.9        --       --
  Five year flowback of non-property
    related excess deferred federal
    income taxes                            0.1      0.1       0.5      0.5
  Capitalization and amortization
    of previously expensed restructuring
    costs                                  12.7      8.2      (1.9)    (1.2)
  Accelerated amortization of deferred
    Oklaunion plant costs (accelerated
    from the remaining 31 years to 7
    years)                                   --       --      (2.9)    (1.9)
  Other amortization                       (0.2)    (0.1)     (0.8)    (0.5)
  Other one-time items                      1.0      0.7        --       --


                               CSW
       2-45
       The WTU Stipulation and Agreement also eliminated several significant risks that have been the subject of regulatory proceedings relating to deferred accounting and rates and will enable WTU's rates to remain at competitive levels for the foreseeable future.

       CSW Energy Cimmaron Litigation
       On January 12, 1994, Cimmaron brought suit against CSW and its wholly owned subsidiary, CSW Energy, in the 125th District Court of Houston, Harris County, Texas. Cimmaron alleged that CSW and CSW Energy breached commitments to participate with Cimmaron in the failed BioTech Cogeneration project located in Colorado.

       CSW Energy filed a counterclaim against Cimmaron and third-party claims against the principals of Cimmaron on December 22, 1994. On January 10, 1995, Cimmaron added claims of negligence and gross negligence against the members of CSW Energy's board of directors at the time of the failed project. Effective July 27, 1995, the parties agreed upon a settlement whereby they would dismiss their respective claims. The terms of the settlement were on terms satisfactory to CSW and CSW Energy and had no material adverse impact on CSW's consolidated results of operations or financial condition.

       Other
       CSW is party to various other legal claims, actions and complaints arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on CSW's consolidated results of operations or financial condition.


3.COMMITMENTS AND CONTINGENT LIABILITIES

  Construction and Capital Expenditures

       It is estimated that CSW, including the Electric Operating Companies, SEEBOARD, Transok and other diversified operations, will spend approximately $636 million in capital expenditures during 1996. Substantial commitments have been made in connection with these programs. During 1996, each of the Electric Operating Companies expects to spend, including AFUDC, approximately the following amounts in construction expenditures:

  CPL-$137 million  PSO-$68 million  SWEPCO-$98 million  WTU-$42 million

  Fuel Commitments

       To supply a portion of the fuel requirements of the CSW
  System, the subsidiary companies have entered into various commitments for the procurement of fuel.

       SWEPCO Henry W. Pirkey Power Plant
       In connection with the South Hallsville lignite mining contract for its Henry W. Pirkey Power Plant, SWEPCO has agreed, under certain conditions, to assume the obligations of the mining contractor. As of December 31, 1995, the maximum amount SWEPCO would have to assume was $71.9 million. The maximum amount may vary as the mining contractor's need for funds fluctuates. The contractor's actual obligation outstanding at December 31, 1995 was $58.7 million.

       SWEPCO South Hallsville Lignite Mine
       As part of the process to receive a renewal of a Texas
  Railroad Commission permit for lignite mining at the South
  Hallsville lignite mine, SWEPCO has agreed to provide bond guarantees on mine reclamation in the amount of $70 million.
  Since SWEPCO uses self-bonding, the guarantee provides for SWEPCO


                               CSW
       2-46
  to commit to use its resources to complete the reclamation in the event the work is not completed by the third party miner. The current cost to reclaim the mine is estimated to be approximately $25 million.

       WTU Pipeline Leases
       WTU has entered into various commitments for the procurement of fuel. WTU has a sale/leaseback agreement with Transok, an affiliated company, for full capacity use of a natural gas pipeline to WTU's Ft. Phantom generating plant. The lease agreement also provides for full capacity use of Transok's natural gas pipelines serving WTU's San Angelo, Oak Creek and Rio Pecos generating plants. The initial terms of the agreement entered into in 1992 are for twelve years with renewable options thereafter.

  Other Commitments and Contingencies

       CPL Nuclear Insurance
       In connection with the licensing and operation of STP, the owners have purchased the maximum limits of nuclear liability insurance, as required by law, and have executed indemnification agreements with the NRC in accordance with the financial protection requirements of the Price-Anderson Act.

       The Price-Anderson Act, a comprehensive statutory arrangement providing limitations on nuclear liability and governmental indemnities, is in effect until August 1, 2002. The limit of liability under the Price-Anderson Act for licensees of nuclear power plants is $8.92 billion per incident, effective as of January 1995. The owners of STP are insured for their share of this liability through a combination of private insurance amounting to $200 million and a mandatory industry-wide program for self-insurance totaling $8.72 billion. The maximum amount that each licensee may be assessed under the industry-wide program of self-insurance following a nuclear incident at an insured facility is $75.5 million per reactor, which may be adjusted for inflation, plus a five percent charge for legal expenses, but not more than $10 million per reactor for each nuclear incident in any one year. CPL and each of the other STP owners are subject to such assessments, which CPL and other owners have agreed will be allocated on the basis of their respective ownership interests in STP. For purposes of these assessments, STP has two licensed reactors.

       The owners of STP currently maintain on-site decontamination liability and property damage insurance in the amount of $2.75 billion provided by ANI and NEIL. Policies of insurance issued by ANI and NEIL stipulate that policy proceeds must be used first to pay decontamination and cleanup costs before being used to cover direct losses to property. Under project agreements, CPL and the other owners of STP will share the total cost of decontamination liability and property insurance for STP, including premiums and assessments, on a pro rata basis, according to each owner's respective ownership interest in STP.

       CPL purchases, for its own account, a NEIL I Business Interruption and/or Extra Expense policy. This insurance will reimburse CPL for extra expenses incurred for replacement generation or purchased power as the result of a covered accident that shuts down production at one or both of the STP Units for more than 21 consecutive weeks. In the event of an outage of STP Units 1 and 2 and the outage is the result of the same accident, insurance will reimburse CPL up to 80% of the single unit recovery. The maximum amount recoverable for a single unit outage is $86.02 million for Unit 1 and $85.96 million for Unit 2. CPL is subject to an additional assessment up to $1.6 million for the current policy year in the event that insured losses at a nuclear facility covered under the NEIL I policy exceeds the accumulated funds available under the policy.

       On August 28, 1994, CPL filed a claim under the NEIL I policy relating to the 1993 - 1994 outage at STP Units 1 and 2.
  NEIL has denied the claim. CPL management is currently evaluating its options regarding this claim, but cannot predict the ultimate outcome of this matter.



                               CSW
       2-47
       SWEPCO Rental and Lease Commitments
       SWEPCO has entered into various financing arrangements primarily with respect to coal transportation and related equipment, which are treated as operating leases for rate-making purposes. At December 31, 1995, leased assets of $46 million, net of accumulated amortization of $33.7 million, were included in Electric fixed assets on the balance sheet and at December 31, 1994, leased assets were $46 million, net of accumulated amortization of $30.1 million. Total charges to SWEPCO's operating expenses for expenses associated with these financing arrangements were $6.3 million, $6.8 million and $7.1 million for the years 1995, 1994 and 1993, respectively.

       SWEPCO Biloxi, Mississippi MGP Site
       In 1994, SWEPCO was notified by Mississippi Power that it may be a PRP at a MGP site in Biloxi, Mississippi, formerly owned and operated by a predecessor of SWEPCO. SWEPCO worked with Mississippi Power to investigate the extent of contamination at this site. The MDEQ approved a site investigation work plan and, in January 1995, SWEPCO and Mississippi Power initiated sampling pursuant to that work plan. Contamination at the site was identified as a result of the investigation of property and adjacent properties. Soil and grounds water test results were sent to the MDEQ for review and comment. The test results confirmed the contamination on the property and indicated the possibility of contamination of an adjacent property. A risk assessment has been performed to assist SWEPCO and Mississippi Power in determining remediation alternatives. A final range of cleanup costs has not been determined, but based on preliminary estimates, SWEPCO has accrued approximately $2 million for its portion of the cleanup of this site.

    CSW Energy Investments and Commitments
    CSW Energy provided construction services to the Mulberry cogeneration facility through a wholly owned subsidiary, CSW Development-I, Inc. The project achieved commercial operation in August 1994 and added 120 MW of on-line capacity of which CSW Energy owns 50%. CSW Energy's maximum potential liability under the fixed price contract is $29 million which will decrease to zero in August 1996. As of December 31, 1995, CSW had provided additional guarantees to the project totaling approximately $3.3 million.

    CSW Energy has entered into a purchase agreement on the Ft. Lupton project to provide $80.6 million of equity upon the occurrence of certain events. As of December 31, 1995, $44 million has been paid and CSW has provided a guarantee for $40 million. Additionally, CSW Energy has provided four letters of credit to the project totaling $18.9 million. In March 1995, CSW Energy closed permanent project financing on the Ft. Lupton facility in the amount of $208 million which allowed the project to repay its $102 million construction borrowing to CSW. The following table summarizes the investments and commitments in CSW Energy's projects at December 31, 1995.

                                                Letters of Credit
                                        Equity   and Guarantees    Loans
                                                   (millions)

       Brush                             $15.3         $--          $--
       Orange Cogeneration                53.2         2.3           --
       Ft. Lupton                         44.0        58.9         36.5
       Mulberry                           23.6        32.3           --
       Phillips Sweeny                      --         3.0          4.2
       Newgulf                             8.1          --           --
       Various developmental projects     10.5         7.1          9.5

       SEEBOARD Medway Commitment
       In April 1992, SEEBOARD entered into an agreement to provide 37.5% of the equity to Medway Power Ltd., a company formed to construct, own and operate a 660 MW gas-fired power plant on the


                               CSW
       2-48
  Isle of Grain, Kent, in the United Kingdom. Through December 31, 1995, SEEBOARD has invested 11.6 million pounds or approximately $18.0 million in the project and remains committed for an additional maximum amount of 11.3 million pounds or approximately $17.5 million (1.00 pound=$1.55). In addition, SEEBOARD has entered into a commitment to purchase 50% of the Medway power plant's output for 15 years commencing in 1996.


4.INCOME TAXES

       CSW files a consolidated federal income tax return and participates in a tax sharing agreement with its subsidiaries. Income tax includes federal income taxes, applicable state income taxes and SEEBOARD's United Kingdom Corporation income taxes.

       The CSW System adopted the provisions of SFAS No. 109 effective January 1, 1993. The net effect on CSW's earnings for the year ended December 31, 1993, was a one-time adjustment to increase net income by $6 million or $0.03 per share. This adjustment was recorded as a cumulative effect of change in accounting principle. The benefit was attributable to the reduction in deferred taxes associated with CSW's non-utility operations previously recorded at rates higher than current rates.

       For the Electric Operating Companies, there were no material effects of SFAS No. 109 on CSW's earnings. As a result of this change, CSW recognized additional accumulated deferred income taxes from its utility operations and corresponding regulatory assets and liabilities to ratepayers in amounts equal to future revenues or the reduction in future revenues required when the book versus tax differences reverse and are recovered or settled in rates. As a result of a favorable earnings history, the CSW System did not record any valuation allowance against deferred tax assets at December 31, 1995, 1994 and 1993.

       Total income taxes (income taxes included in Operating Expenses and Taxes as well as Other Income and Deductions) differ from the amounts computed by applying the federal statutory income tax rates to income before taxes for a number of reasons. The tax implications of the CPL 1995 Agreement and the WTU Stipulation and Agreement, whereby the flowback of unprotected excess deferred income taxes was accelerated, contributed to the difference as did adjustments that were made to eliminate tax obligations that no longer exist. These differences are presented in the INCOME TAX RATE RECONCILIATION table below.

       Information concerning income taxes, including total income tax expense, a reconciliation between the federal statutory tax rate and the effective tax rate and significant components of deferred income taxes follow.

  INCOME TAX EXPENSE           CSW       CPL     PSO    SWEPCO      WTU
                            (millions)             (thousands)
  1995
  Included in Operating
      Expenses and Taxes
    Current                   $107     $51,626  $37,687  $41,852   $4,892
    Deferred                    12     (30,025)   2,704    6,287    1,971
    Deferred ITC (1)           (14)     (5,789)  (2,789)  (4,786)  (1,321)
                               105      15,812   37,602   43,353    5,542
  Included in Other Income
      and Deductions
    Current                      2         129     (197)    (721)   1,564
    Deferred                    (4)         --       --      --        --
                                (2)        129     (197)    (721)   1,564

                              $103     $15,941  $37,405  $42,632   $7,106


                               CSW
       2-49
                                CSW      CPL      PSO     SWEPCO    WTU
                             (millions)             (thousands)
   1994
   Included in Operating
       Expenses and Taxes
     Current                    $94    $54,486  $32,083  $24,333   $10,898
     Deferred                   109     26,659    7,844   22,248     8,377
     Deferred ITC (1)          (14)     (5,789)  (2,789)  (4,278)   (1,321)
                               189      75,356   37,138   42,303    17,954
   Included in Other Income
       and Deductions
     Current                   (13)     (3,157)  (4,129)  (3,710)   (2,998)
     Deferred                   (5)         --      (65)      --        --
                               (18)     (3,157)  (4,194)  (3,710)   (2,998)

                              $171     $72,199  $32,944  $38,593   $14,956

   1993
   Included in Operating
       Expenses and Taxes
     Current                   $35    $(19,690) $15,339  $37,235   $11,379
     Deferred                  111      90,682    9,419   (2,481)    3,593
     Deferred ITC (1)          (15)     (5,806)  (2,791)  (5,193)   (1,321)
                               131      65,186   21,967   29,561    13,651
   Included in Other Income
       and Deductions
     Current                    (3)        736   (1,785)  (1,847)     (510)
     Deferred                   (3)       (162)      71       --        --
                                (6)        574   (1,714)  (1,847)     (510)

   Tax Effects of Cumulative
     Effect of Changes in
     Accounting Principles      14      14,697    4,362    1,834     2,034
                              $139     $80,457  $24,615  $29,548   $15,175

      (1) ITC deferred in prior years are included in income over the lives of the related properties.


  INCOME TAX RATE
  RECONCILIATION            CSW           CPL             PSO          SWEPCO          WTU
                           ($ in
                          millions)                      ($ in thousands)
  1995
  Tax at statutory rates $182   35%  $77,836   35%  $41,732   35%  $55,886   35%  $14,573   35%
  Differences
    Amortization of ITC   (14) (3)    (5,789) (3)    (2,789) (2)    (4,786) (3)    (1,321) (3)
    Mirror CWIP           (11) (2)   (10,843) (5)        --             --             --
    CPL 1995 Agreement    (34) (7)   (34,289) (15)       --             --             --
    WTU Stipulation and
      Agreement            (7) (1)        --             --             --         (6,859) (16)
    Prior period
      adjustments         (22) (4)   (13,462) (6)    (2,949) (2)    (2,783) (2)       953   2
    Other                   9   2      2,488   1      1,411  --     (5,685) (3)      (240) (1)
                         $103   20%  $15,941   7%   $37,405  31%   $42,632  27%    $7,106   17%

  1994
  Tax at statutory rates $204   35%  $97,174   35%  $35,442  35%   $50,483  35%   $18,313   35%
  Differences
    Amortization of ITC   (14) (2)    (5,789) (2)    (2,789) (3)    (4,277) (3)    (1,321) (3)
    Mirror CWIP           (20) (4)   (20,293) (7)        --             --             --
    Prior period
      adjustments          (2) --     (1,955)  (1)   (1,272) (1)    (2,588) (2)        --
    Other                   3  --      3,062   1      1,563  2      (5,025) (3)    (2,036) (3)
                         $171  29%   $72,199   26%  $32,944  33%   $38,593  27%   $14,956  29%


                               CSW
       2-50

                            CSW           CPL             PSO          SWEPCO          WTU
                           ($ in
                          millions)                       ($ in thousands)
  1993
  Tax at statutory rates  $163  35%   $88,509  35%   $24,967  35%  $38,998  35%   $15,915  35%
  Differences
    Amortization of ITC    (15) (3)    (5,806) (2)    (2,790) (4)   (5,193) (5)    (1,321) (3)
    Mirror CWIP            (23) (5)   (22,989) (9)        --            --             --
    Prior period
      adjustments           19   4     19,101   7       (355) (1)     (576) (1)        --
    Cumulative effect of
      change in method
      of accounting
      for income taxes      (8) (2)        --             --            --             --
    Other                    3   1      1,642   1      2,793   5    (3,681) (2)       581   1
                          $139  30%   $80,457  32%   $24,615  35%  $29,548  27%   $15,175  33%


 DEFERRED INCOME TAXES           CSW       CPL       PSO      SWEPCO     WTU
                              (millions)              (thousands)
 1995
 Deferred Income Tax Liabilities
   Depreciable utility plant    $1,679   $769,888  $277,317  $388,394  $130,490
   Deferred plant costs            180    170,816        --        --     9,132
   Mirror CWIP asset               109    109,132        --        --        --
   Income tax related regulatory
     assets                        220    163,014    14,481    32,462    10,557
   Other                           474     69,671    24,923    23,441    25,606
                                 2,662  1,282,521   316,721   444,297   175,785
 Deferred Income Tax Assets
   Income tax related
     regulatory liability         (133)   (41,567)  (30,657)  (44,914)  (15,619)
   Unamortized ITC                 (98)   (53,460)  (17,878)  (15,868)  (10,696)
   Alternative minimum tax
     carryforward                  (96)   (21,456)       --        --        --
   Other                           (71)   (36,386)  (14,222)  (10,906)   (9,668)
                                  (398)  (152,869)  (62,757)  (71,688)  (35,983)

 Net Accumulated Deferred Income
   Taxes                        $2,264 $1,129,652  $253,964  $372,609  $139,802

 Net Accumulated Deferred Income
     Taxes
   Noncurrent                   $2,306 $1,151,823  $264,353  $377,245  $145,130
   Current                         (42)   (22,171)  (10,389)   (4,636)   (5,328)
                                $2,264 $1,129,652  $253,964  $372,609  $139,802








                               CSW
       2-51
                                CSW      CPL        PSO       SWEPCO      WTU
                             (millions)            (thousands)
 1994
 Deferred Income Tax
 Liabilities
   Depreciable utility plant  $1,683   $755,437   $292,127   $389,016  $144,501
   Deferred plant costs          181    171,145         --         --     9,420
   Mirror CWIP asset             113    112,639         --         --        --
   Income tax related
     regulatory assets           229    169,104     15,061     33,847    10,908
   Other                         262     49,800     25,309     41,150    10,120
                               2,468  1,258,125    332,497    464,013   174,949
 Deferred Income Tax Assets
   Income tax related
     regulatory liability       (155)   (68,149)   (22,260)   (50,162)  (14,134)
   Unamortized ITC              (115)   (55,486)   (18,957)   (29,482)  (11,159)
   Alternative minimum tax
     carryforward                (96)   (26,138)        --         --        --
   Other                         (56)    (7,223)   (16,811)   (25,520)   (6,578)
                                (422)  (156,996)   (58,028)  (105,164)  (31,871)

 Net Accumulated Deferred
   Income Taxes               $2,046 $1,101,129   $274,469   $358,849  $143,078

 Net Accumulated Deferred
     Income Taxes
   Noncurrent                 $2,048 $1,087,317   $281,139   $365,441  $146,146
   Current                        (2)    13,812     (6,670)    (6,592)   (3,068)
                              $2,046 $1,101,129   $274,469   $358,849  $143,078


5.BENEFIT PLANS

       Defined Benefit Pension Plan
       The CSW System maintains a tax qualified, non-contributory defined benefit pension plan covering substantially all employees. Benefits are based on employees' years of credited service, age at retirement, and final average annual earnings with an offset for the participant's primary Social Security benefit. The CSW System's funding policy is based on actuarially determined contributions, taking into account amounts which are deductible for income tax purposes and minimum contributions required by ERISA. Pension plan assets consist primarily of common stocks and short-term and intermediate-term fixed income investments. Information about the pension plan, including: (1) pension plan net periodic costs and contributions; (2) pension plan participation; (3) a reconciliation of the funded status of the pension plan to the amounts recognized on the balance sheets; and
  (4) assumptions used in accounting for the pension plan follow.

  NET PERIODIC
  PENSION PLAN COSTS
  AND CONTRIBUTIONS            CSW     CPL      PSO       SWEPCO     WTU
                            (millions)           (thousands)
  1995
  Net Periodic Pension Costs
    Service cost               $20    $4,699    $3,614    $4,220    $2,609
    Interest cost on
      projected benefit
      obligation                64    14,860    11,428    13,345     8,251
    Actual return on plan
      assets                  (117)  (27,137)  (20,869)  (24,370)  (15,068)
    Net amortization and
      deferral                  44    10,136     7,795     9,102     5,628
                               $11    $2,558    $1,968    $2,297    $1,420

  Pension Plan Contributions   $29    $6,754    $5,195    $6,066    $3,751



                               CSW
       2-52
                               CSW     CPL       PSO      SWEPCO     WTU
                           (millions)             (thousands)
  1994
  Net Periodic Pension Costs
    Service cost               $22    $5,796    $5,181    $4,843    $3,082
    Interest cost on
      projected benefit
      obligation                62    15,989    14,292    13,361     8,501
    Actual return on plan
      assets                    (4)   (1,131)   (1,011)     (945)     (601)
    Net amortization and
      deferral                 (70)  (17,972)  (16,064)  (15,018)   (9,556)
                               $10    $2,682    $2,398    $2,241    $1,426

  Pension Plan Contributions   $28    $7,099    $6,345    $5,932    $3,744

  1993
  Net Periodic Pension Costs
    Service cost               $20    $5,228    $4,642    $4,239    $2,732
    Interest cost on
      projected benefit
      obligation                56    14,878    13,209    12,063     7,776
    Actual return on plan
      assets                   (68)  (18,079)  (16,051)  (14,658)   (9,448)
    Net amortization and
      deferral                  --        68        60        55        35
                                $8    $2,095    $1,860    $1,699    $1,095

   Pension Plan Contributions  $32   $11,005    $6,694    $6,113    $3,940



  APPROXIMATE NUMBER OF
  PARTICIPANTS IN PLAN
  DURING 1995               CSW    CPL     PSO   SWEPCO    WTU

  Active employees         7,700  1,900   1,400  1,700   1,100
  Retirees                 4,200  1,400   1,200    900     600
  Terminated employees     1,300    400     400    200     200


           RECONCILIATION OF
           FUNDED STATUS OF PLAN
           TO AMOUNTS RECOGNIZED
           ON THE CSW CONSOLIDATED
           BALANCE SHEETS                            December 31,
                                                    1995     1994
                                                     (millions)

           Plan assets, at fair value               $897     $794
           Actuarial present value of
             Accumulated benefit obligation
               for service rendered to date          745      685
             Additional benefit for future
               salary levels                         140      112
             Projected benefit obligation            885      797
             Plan assets in excess/(below) the
               projected benefit obligation           12       (3)
             Unrecognized net gain                    64       60
             Unrecognized prior service cost          (8)      (8)
             Unrecognized net obligation              14       15
                 Prepaid pension cost                $82      $64

     The vested portion of the accumulated benefit obligations at December 31, 1995 and 1994 was $678 million and $626 million, respectively. The unrecognized net obligation is being amortized over the average remaining service life of employees or 16 years. Prepaid pension cost is included in Deferred Charges and Other Assets on the consolidated balance sheet. No reconciliation of


                               CSW
       2-53
  the funding status of the plan for CPL, PSO, SWEPCO or WTU is presented because the plan is administered for the CSW System as a whole and such information is unavailable for the Electric
  Operating Companies individually.

       In addition to the amounts shown in the above table, the CSW System has a non-qualified excess benefit plan. This plan is available to all pension plan participants who are entitled to receive a pension benefit from CSW which is in excess of the limitations imposed on benefits by the Internal Revenue Code through the qualified plan. CSW's net periodic cost for this non-qualified plan for the years ended December 31, 1995, 1994 and 1993 was $2.4 million, $1.8 million and $0.5 million, respectively.


      ASSUMPTIONS USED IN                Long-Term     Return
      ACCOUNTING FOR THE     Discount  Compensation    on Plan
      PENSION PLAN             Rate      Increase      Assets

      1995                     8.00%       5.46%        9.50%
      1994                     8.25%       5.46%        9.50%
      1993                     7.75%       5.46%        9.50%

       Postretirement Benefits Other Than Pensions
       The CSW System, including each of the Electric Operating Companies, adopted SFAS No. 106 effective January 1, 1993. The effect on the CSW System's operating expense in 1993 was an increase of $16 million, with the individual Electric Operating Companies' effects being approximately $5.9 million, $3.0 million and $1.9 million for CPL, SWEPCO and WTU, respectively. The transition obligation is being amortized over twenty years, with seventeen years remaining. Prior to 1993, these benefits were accounted for on a pay-as-you-go basis. Pursuant to an order by the Oklahoma Commission, PSO established a regulatory asset of approximately $5 million in 1993 for the difference between the pay-as-you-go basis and the costs determined under SFAS No. 106. PSO is recovering the amortization of this regulatory asset over a ten year period. Information about the non-pension postretirement benefit plan, including: (1) net periodic postretirement benefit costs; (2) a reconciliation of the funded status of the postretirement benefit plan to the amounts recognized on the balance sheets; and (3) assumptions used in accounting for the postretirement benefit plan follow.

  NET PERIODIC
  POSTRETIREMENT
  BENEFIT COSTS               CSW      CPL     PSO    SWEPCO   WTU
                           (millions)          (thousands)
  1995
    Service cost               $8     $2,123  $1,986  $1,803  $1,113
    Interest cost on APBO      18      5,929   5,175   4,299   2,561
    Actual return on plan
      assets                   (8)    (1,948) (2,597) (2,466)   (870)
    Amortization of
      transition obligation     9      2,900   2,528   1,967   1,225
    Net amortization and
      deferral                  2        238     631     679      96
                              $29     $9,242  $7,723  $6,282  $4,125

   1994
     Service cost              $9     $2,435  $2,350  $1,965  $1,233
     Interest cost on APBO     19      6,061   5,317   4,266   2,559
     Actual return on plan
       assets                  (1)      (285)   (495)   (464)   (113)
     Amortization of
       transition obligation    9      2,900   2,528   1,967   1,225
     Net amortization and
       deferral                (4)      (913)   (917)   (765)   (418)
                              $32    $10,198  $8,783  $6,969  $4,486





                               CSW
       2-54
  NET PERIODIC
  POSTRETIREMENT
  BENEFIT COSTS               CSW     CPL     PSO    SWEPCO   WTU
                           (millions)            (thousands)
   1993
     Service cost              $8     $2,257  $2,175  $1,813  $1,157
     Interest cost on APBO     17      5,505   4,811   3,782   2,316
     Actual return on plan
       assets                  (1)      (249)   (264)   (230)   (104)
     Amortization of
       transition obligation    9      2,900   2,528   1,967   1,225
     Net amortization and
       deferral                (2)      (703)   (564)   (474)   (296)
                              $31     $9,710  $8,686  $6,858  $4,298


  RECONCILIATION OF
  FUNDED STATUS OF PLAN
  TO  AMOUNTS RECOGNIZED
  ON THE BALANCE SHEETS        CSW     CPL     PSO     SWEPCO    WTU
                           (millions)          (thousands)
  1995
  APBO
    Retirees                  $175  $58,337  $49,130   $38,762  $23,880
    Other fully eligible
      participants              13    3,026    2,974     3,622    1,837
    Other active
      participants              57   14,676   12,697    13,205    7,829
    Total                      245   76,039   64,801    55,589   33,546
  Plan assets at fair value   (100) (27,997) (27,904)  (24,424) (12,708)
  APBO in excess of plan
    assets                     145   48,042   36,897    31,165   20,838
  Unrecognized transition
    obligation                (153) (49,308) (42,984)  (33,436) (20,822)
  Unrecognized gain or (loss)    8    2,325    5,511     2,310      378
  (Accrued)/Prepaid Cost       $--   $1,059    $(576)      $39     $394

  1994
  APBO
    Retirees                  $149  $49,852  $42,233   $32,938  $19,703
    Other fully eligible
      participants              31    9,278    8,077     7,945    4,764
    Other active
      participants              55   15,017   14,372    12,726    7,519
    Total                      235   74,147   64,682    53,609   31,986
  Plan assets at fair value    (76) (21,457) (21,649)  (18,775)  (9,636)
  APBO in excess of plan
    assets                     159   52,690   43,033    34,834   22,350
  Unrecognized transition
    obligation                (162) (52,208) (45,512)  (35,403) (22,047)
  Unrecognized gain or (loss)    4      577    1,903       608       91
  (Accrued)/Prepaid Cost        $1   $1,059    $(576)      $39     $394


          ASSUMPTIONS USED
          THROUGHOUT THE CSW
          SYSTEM IN THE                 Return     Tax Rate
          ACCOUNTING FOR      Discount  on Plan    for Taxable
          SFAS NO. 106         Rate     Assets     Trusts

          1995                 8.00%     9.50%      39.6%
          1994                 8.25%     9.50%      39.6%
          1993                 7.75%     9.00%      39.6%

   Health care cost trend rates
   Pre-65 Participants:  1995 Rate of 10.50% grading down .75% per year to an ultimate rate of 6.0% in 2001.
                         1994 Rate of 11.75% grading down .75% per year to an
                           ultimate rate of 6.5% in 2001.
   Post-65 Participants: 1995 Rate of 10.00% grading down .75% per year to an ultimate rate of 5.5% in 2001.
                         1994 Rate of 11.25% grading down .75% per year to an
                           ultimate rate of 6.0% in 2001.



                               CSW
       2-55
       Increasing the assumed health care cost trend rates by one percentage point in each year would increase the APBO and the aggregate of the service and interest costs components on net postretirement benefits by the amounts presented in the following table.

                                     CSW    CPL     PSO  SWEPCO  WTU
                                  (millions)

        APBO                        $26.0  $8.0    $7.0   $6.0  $3.6
        Service and interest costs    4.0   1.0     1.0    0.9   0.5

       Health and Welfare Plans
       The CSW System has medical, dental, group life insurance, dependent life insurance, and accidental death and dismemberment plans for substantially all active CSW System employees. The contributions for the CSW System, recorded on a pay-as-you-go basis, for the years ended December 31, 1995, 1994 and 1993 are listed in the following table.

                       CSW     CPL     PSO    SWEPCO   WTU
                                   (millions)

             1995     $27.0   $2.4     $4.6    $4.7    $1.1
             1994      17.0    4.6      3.6     4.1     2.7
             1993      23.0    6.1      5.0     5.4     3.5

       Effective January 1993, the CSW System's method of providing health benefits was modified to include such benefits as a health maintenance organization, preferred provider options, managed prescription drug and mail-order program and a mental health and substance abuse program in addition to the self-insured indemnity plans.

       SEEBOARD's Employee Benefits
       The majority of SEEBOARD's employees joined, and received pension benefits from a pension plan that is administered for the United Kingdom's electricity industry. The assets of this plan are held in a separate trustee administered fund that is actuarially valued every three years. SEEBOARD and its participating employees both contribute to the plan for the employee's benefit. Subsequent to July 1, 1995, new employees were no longer able to participate in that plan. Instead, two new pension plans were made available to new employees, both of which are also separate trustee-administered plans. At December 31, 1995, SEEBOARD's pension plan projected benefit obligation, reflecting CSW's 76.45% ownership interest in SEEBOARD, is approximately $676 million while the fair value of the pension plan's assets is approximately $719 million. The excess of the fair value represents a $43 million prepaid pension cost and is included in Deferred Charges and Other Assets on the consolidated balance sheets at December 31, 1995. Employer provided health care benefits are not common in the United Kingdom due to the country's national health care system. Accordingly, SEEBOARD does not provide health care benefits to the majority of its employees.


6.JOINTLY OWNED ELECTRIC UTILITY PLANT

       The Electric Operating Companies are parties to various joint ownership agreements with other non-affiliated entities. Such agreements provide for the joint ownership and operation of generating stations and related facilities, whereby each participant bears its share of the project costs. At December




                               CSW
       2-56
  31, 1995, the Electric Operating Companies had undivided interests in five such generating stations and related facilities as shown in the following table.

                                    SWEPCO            SWEPCO
                            CPL     Flint    SWEPCO    Dolet      CSW *
                            STP     Creek    Pirkey    Hills    Oklaunion
                          Nuclear    Coal    Lignite  Lignite     Coal
                           Plant    Plant    Plant     Plant      Plant
                                         ($ in millions)

    Plant in service       $2,325     $79     $432      $226       $396
    Accumulated
      depreciation           $443     $42     $148       $69       $103
    Plant capacity-MW       2,501     480      650       650        676
    Participation           25.2%   50.0%    85.9%     40.2%      78.1%
    Share of capacity-MW      630     240      559       262        528

  * CPL, PSO and WTU have joint ownership agreements with each other and other non-affiliated entities. Such agreements provide for the joint ownership and operation of Oklaunion Power Station. Each participant provided financing for its share of the project, which was placed in service in December 1986. CPL's 7.8%, PSO's 15.6% and WTU's 54.7% ownership participation represents CSW's 78.1% participation in the plant. The statements of income reflect CPL's, PSO's and WTU's respective portions of the operating costs of Oklaunion Power Station. The total investments, including AFUDC, in Oklaunion Power Station for CPL, PSO and WTU were $36 million, $80 million and $280 million, respectively, at December 31, 1995. Accumulated depreciation is $9 million, $27 million and $67 million for CPL, PSO and WTU, respectively.


7.FINANCIAL INSTRUMENTS

       The following methods and assumptions were used to estimate the following fair values of each class of financial instruments for which it is practicable to estimate fair value. The fair value does not affect CSW's or any of the Electric Operating Companies' liabilities unless the issues are redeemed prior to their maturity dates.

       Cash, temporary cash investments, special deposits, accounts receivable and short-term debt
       The fair value equals the carrying amount as stated on the balance sheets because of the short maturity of those instruments.

       National Grid assets held for sale
       The fair value and the carrying value of the 32,492,966 shares of common stock of the National Grid held for sale are both approximately $100 million. The fair value is based on the closing market price for National Grid common stock on the London Stock Exchange on December 31, 1995 (1.995 pounds per share) and an exchange rate of 1.00 pound=$1.55 (the prevailing exchange rate on December 31, 1995).

       Long-term debt
       The fair value of CSW's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to CSW for debt of the same remaining maturities.

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


                               CSW
       2-57
  CARRYING VALUE
  AND ESTIMATED
  FAIR VALUE          CSW       CPL       PSO      SWEPCO     WTU
                     (millions)               (thousands)
  Long-term debt
    1995 carrying amount    $3,914  $1,517,347  $379,250  $598,951  $273,245
         fair value          4,090   1,583,959   396,386   627,034   286,648
    1994 carrying amount     2,940   1,466,393   402,752   595,833   210,047
         fair value          2,795   1,395,590   364,585   555,659   199,986

  Preferred stock
  subject to mandatory
  redemption
    1995 carrying amount        34          --        --    33,628        --
         fair value             35          --        --    34,648        --
    1994 carrying amount        35          --        --    34,828        --
         fair value             32          --        --    31,968        --

  Long-term debt and
  preferred stock due
  within 12 months
    1995 carrying amount        30         231    25,000     5,099        --
         fair value             30         231    25,000     5,136        --
    1994 carrying amount         7         723        --     5,270       650
         fair value              7         725        --     5,171       666


8.LONG-TERM DEBT

    CSW's long-term debt outstanding as of the end of the last two years is presented in the following table.

      Maturities       Interest Rates      December 31,
      From    To        From     To       1995      1994
                                            (millions)
      First mortgage bonds
      1996   1999       5.25%   7.50%     $418      $443
      2000   2004       5.25%   7.75%      876       836
      2005   2009       6.20%   7.75%      527       247
      2010   2014       7.50%   7.50%      112       112
      2015   2019       9.15%   9.75%       --       226
      2020   2024       7.25%   7.50%      295       295
      2025   2029      6.875%  6.875%       80        80

      Pollution control bonds
      2000   2004       6.90%  7.125%       12        21
      2005   2009       5.90%   6.00%       49        83
      2010   2014      7.875% 10.125%      162       231
      2015   2019      4.135%  7.875%      154       114
      2025   2029       6.00%   6.10%      221       120

      Notes and Lease Obligations
      1996   2023      6.287%   9.75%      477       328

      CSW Credit Agreement
      2000               floating          731        --

      Unamortized discount                 (13)      (21)
      Unamortized cost of reacquired
        debt                              (187)     (175)
                                        $3,914    $2,940

       The mortgage indentures, as amended and supplemented, securing first mortgage bonds issued by the Electric Operating
  Companies, constitute a direct first mortgage lien on


                               CSW
       2-58
  substantially all electric utility plant. The Operating Companies may offer additional first mortgage bonds, MTNs and other securities subject to market conditions and other factors.

       CPL
       CPL's $40.9 million Series 1995, GBRA, PCRBs were issued with a variable rate computed daily. The average interest rate for 1995 was 4.1%.

       SWEPCO
       SWEPCO's $50.0 million bank loan was issued with a variable rate. The weighted average interest rate for 1995 was 6.3%.

       CSW's year end weighted average cost of long-term debt was 7.2% for 1995, 7.7% for 1994 and 7.8% for 1993. For additional information about each of the Electric Operating Companies' long term debt, see each of their Statements of Capitalization.

       Annual Requirements
       Certain series of outstanding first mortgage bonds have annual sinking fund requirements, which are generally 1% of the amount of each such series issued. These requirements may be, and generally have been, satisfied by the application of net expenditures for bondable property in an amount equal to 166-2/3% of the annual requirements. Certain series of pollution control bonds also have sinking fund requirements. At December 31, 1995, the annual sinking fund requirements and annual maturities for first mortgage bonds, pollution control bonds and SWEPCO's rail car capital lease obligations for the next five years are presented in the following table.

            Sinking Fund
            Requirements        CSW       CPL     PSO    SWEPCO   WTU
                             (millions)           (thousands)

            1996                 $1      $640    $550     $145    $--
            1997                  1       640     550      145     --
            1998                  1       360     550      145     --
            1999                  1       360     300      595     --
            2000                  1       360     300      595     --

            Annual
            Maturities          CSW       CPL     PSO    SWEPCO   WTU
                             (millions)         (thousands)

            1996                $31      $640 $25,550   $3,900    $--
            1997                204   200,640     550    2,600     --
            1998                 31    28,360     550    2,400     --
            1999                194   125,360  25,300   44,000     --
            2000                188   100,360     300   48,000 40,000

       Dividends
       The Electric Operating Companies' mortgage indentures, as amended and supplemented, contain certain restrictions on the use of their retained earnings for cash dividends on their common stock. These restrictions do not limit the ability of CSW to pay dividends to its shareholders. At December 31, 1995, approximately $1.5 billion of the subsidiary companies' retained earnings were available for payment of cash dividends to CSW. At December 31, 1995, the amount of retained earnings available for payment of cash dividends to CSW by the Electric Operating Companies was as follows:

  CPL-$744 million  PSO-$150 million  SWEPCO-$302 million  WTU-$126 million



                               CSW
       2-59
       Reacquired Long-term Debt
       During 1995, 1994 and 1993, the Electric Operating Companies reacquired $355 million, $27 million and $987 million of long-term debt, respectively, including reacquisition premiums, prior to maturity. The premiums and related reacquisition costs and discounts are included in long-term debt on the consolidated balance sheets and are being amortized over 5 to 35 years, consistent with its expected ratemaking treatment.

       Reference is made to MD&A for further information related to long-term debt, including new issues and reacquisitions.


9.PREFERRED STOCK

       The outstanding preferred stock of the Electric Operating Companies as of the end of the last two years is presented in the following table.
                                                            Current
                            Dividend                       Redemption
                              Rate      December 31,         Price
                           From - To    1995  1994         From - To
                                         (millions)
  Not subject to mandatory redemption
      592,900 shares      4.00% - 5.00%   $59   $59    $102.75 - $109.00
      760,000 shares      7.12% - 8.72%    76    76     100.00 -  101.00
      1,600,000 shares       auction      160   160          100.00
  Issuance expenses and unamortized
     redemption costs                      (3)   (3)
                                         $292  $292
  Subject to mandatory redemption
      352,000 shares          6.95%       $35   $36          104.64
  To be redeemed within one year           (1)   (1)
                                          $34   $35
  Total authorized shares
      6,405,000

       All of the outstanding preferred stock is redeemable at the option of the Electric Operating Companies upon 30 days notice at the current redemption price per share.

       During 1994 and 1993, the Electric Operating Companies redeemed $33 million and $17 million, respectively, of preferred stock, including redemption premiums, while in 1995, the only preferred stock redemption was SWEPCO's $1.2 million annual sinking fund requirement.

       CPL
       The dividends on CPL's $160 million auction and money market preferred stocks are adjusted every 49 days, based on current market rates. The dividend rates averaged 4.5%, 3.5% and 2.7% during 1995, 1994 and 1993, respectively. CPL retired its remaining 10.05% preferred stock during August 1994.

       SWEPCO
       The minimum annual sinking fund requirement for SWEPCO's preferred stock subject to mandatory redemption is $1.2 million for the years 1996 through 2000. This sinking fund retires 12,000 shares annually.

       WTU
       In July 1993, WTU redeemed 100,000 shares of its 7.25% Series, $100 par value, Preferred Stock, for $10 million, in accordance with mandatory and optional sinking fund provisions. The capital required for this transaction was provided by short-


                               CSW
       2-60
  term borrowings from the CSW System money pool and internal sources. In July 1994, WTU redeemed the remaining 47,000 shares of its 7.25% Series, $100 par value, Preferred Stock.

       For additional information about each of the Electric
  Operating Companies' preferred stock, see each of their Statements of Capitalization.


10.    SHORT-TERM FINANCING

       The CSW System has established a money pool to coordinate short-term borrowings by the Electric Operating Companies, Transok and CSW Services, which is funded through CSW's issuance of commercial paper. At December 31, 1995, the CSW System had two credit facilities in place aggregating $1.2 billion to back up its commercial paper program, which had $692 million outstanding at a weighted average rate of 5.85%.

       CSW Credit, which does not participate in the money pool, issues commercial paper on a stand-alone basis that is secured by the assignment of its receivables. CSW Credit maintains a secured revolving credit agreement which aggregated $900 million to back up its commercial paper program which, at December 31, 1995, had $646 million outstanding at a weighted average rate of 5.83%.


11.    COMMON STOCK

       CSW has reserved 100,000 shares of CSW Common for issuance to outside directors pursuant to the directors restricted stock plan. In addition, CSW maintains a long-term incentive plan pursuant to which CSW is authorized to issue shares of restricted common stock, stock options and/or stock appreciation rights to certain eligible employees. Under the long-term incentive plan, approximately 3.8 million shares of CSW Common were available for grant as of December 31, 1995 and approximately 1.6 million shares were reserved for issuance upon exercise of options which were outstanding at December 31, 1995. In January 1996, the compensation committee of the board of directors of CSW authorized a restricted stock grant for the executive officers of CSW. This special award was made to reward sustained, long-term corporate performance, encourage executive retention and focus on the long-term perspective. This grant vests in 25 percent increments in 1997, 1998, 1999 and 2000.

       The PowerShare plan is available to all CSW shareholders, employees, eligible retirees, utility customers and other residents of the four states where the Electric Operating Companies operate. Plan participants are able to make optional cash payments and reinvest all or any portion of their dividends in additional CSW Common. In February 1996, CSW filed a registration statement with the SEC relating (i) to the issue and sale of an additional five million shares of CSW Common through the PowerShare plan and (ii) proposed amendments to the plan that would, among other things, make the plan available to the residents of all fifty states and the District of Columbia.
  During 1995 and 1994, CSW raised approximately $57 million and $50 million, respectively, in new equity through the PowerShare plan. CSW expects to use the proceeds from sales of CSW Common made pursuant to the PowerShare plan to reduce short-term and long-term debt and for other general corporate purposes. Information concerning new CSW Common equity, primarily through PowerShare, issued during 1995 and 1994 is presented in the following table.





                               CSW
       2-61
                                              1995               1994

Number of new shares issued (millions)        2.3                 2.2
Range of stock price for new shares    $22 5/8 - $28 3/8   $20 3/8 - $29 5/8
New common stock equity (millions)            $57                 $50

       On February 27, 1996, CSW sold 15,525,000 shares of its CSW Common in the 1996 Stock Offering and received net proceeds of approximately $398 million. These proceeds were used to repay a portion of the indebtedness incurred by CSW under the CSW Credit Agreement to fund the acquisition of SEEBOARD.


12.    BUSINESS SEGMENTS

       CSW's business segments include United States Electric Operations (CPL, PSO, SWEPCO, WTU), United Kingdom Electric Operations (SEEBOARD Group) and Gas Operations (Transok). Seven additional non-utility companies are included with CSW in Corporate items and Other (CSW Energy, CSW International, CSW Communications, CSW Credit, CSW Leasing, CSW Services and EnerShop). The United Kingdom Electric Operations includes the activities of SEEBOARD, as well as the purchase accounting adjustments and financing activities included in the SEEBOARD Group. See NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for a discussion of the accounting for the SEEBOARD acquisition.
  CSW's business segment information is presented in the following tables.

                                          1995      1994     1993
                                                 (millions)
         Operating Revenues
           Electric Operations
             United States               $2,883    $3,065    $3,055
             United Kingdom (1)             208        --        --
           Gas Operations                   592       518       603
           Corporate items and Other         52        40        29
                                         $3,735    $3,623    $3,687

         Operating Income
           Electric Operations
             United States                 $719      $728      $559
             United Kingdom (1)              21        --        --
           Gas Operations                    52        49        25
           Corporate items and Other        (31)        6         4
           Operating income before taxes    761       783       588
           Income taxes                     105       189       131
                                           $656      $594      $457

         Depreciation and Amortization
           Electric Operations
             United States                 $335      $316      $296
             United Kingdom (1)               7        --        --
           Gas Operations                    31        32        29
           Corporate items and Other         11         8         5
                                           $384      $356      $330


                               CSW
       2-62

                                          1995      1994      1993
                                                 (millions)

         Identifiable Assets
           Electric Operations
             United States               $9,201    $9,066    $8,927
             United Kingdom (1)           2,821        --        --
           Gas Operations                   766       724       684
           Corporate items and Other      1,081     1,276       993
                                        $13,869   $11,066   $10,604

         Capital expenditures and
             acquisitions
           Electric Operations
             United States                 $398      $493      $481
             United Kingdom (1) (2)         731        --        --
           Gas Operations                    66        65        88
           Corporate items and Other (3)     19       114        64
                                         $1,214      $672      $633

           (1) Represents equity method of accounting for November 1995 (27.6%) and full consolidation accounting for December 1995 (76.45%).
           (2) Represents cash that had been used as of December 31, 1995, to purchase SEEBOARD capital shares in the open market.
           (3)  Includes CSW Energy equity investments.


13.  UNAUDITED PRO FORMA INFORMATION

       On November 6, 1995, CSW, indirectly through CSW (UK), announced its intention to commence the Tender Offer in the United Kingdom to acquire all of the outstanding share capital of SEEBOARD, a regional electric company based in the United Kingdom, for an aggregate adjusted purchase price of approximately $2.12 billion.

       SEEBOARD's principal business is the distribution and supply of electricity in southeast England. SEEBOARD has its headquarters in Crawley, West Sussex. It has a distribution territory that covers approximately 3,000 square miles which extends from the outlying areas of London to the English Channel. SEEBOARD serves approximately 2 million customers. Approximately 80% of SEEBOARD's sales are to residential and commercial customers, while the remaining 20% are primarily to industrial customers. For the year ended December 31, 1995, SEEBOARD had electricity sales of approximately 18 billion KWHs and, excluding exceptional items, net earnings of $118 million on revenues of approximately $1.9 billion. SEEBOARD's results for the calendar year ended December 31, 1995 are not indicative of the results that will be experienced by SEEBOARD as a subsidiary of CSW due, in part, to the debt incurred in connection with the financing of the acquisition, the purchase accounting adjustments and the accounting adjustments made to adjust SEEBOARD's results for U.S. Generally Accepted Accounting Principles. SEEBOARD is also involved in certain activities other than electricity distribution and supply, including electrical contracting and retailing, gas supply and electricity generation. The earnings of SEEBOARD presented above have been converted into U. S. dollar amounts for illustrative purposes only at an exchange rate of 1.00 pound=$1.58, which was the prevailing rate of exchange at the close of business on November 3, 1995, the business day prior to the announcement of the Tender Offer. See MD&A for a discussion of the financing of the SEEBOARD acquisition.

       The unaudited pro forma information is presented in response to applicable accounting rules relating to acquisition transactions. The pro forma information gives effect to the acquisition of SEEBOARD accounted for under the purchase method of accounting for the twelve months ended December 31, 1995 and the twelve months ended December 31, 1994 as if the transaction had been consummated at the beginning of the periods presented.



                               CSW
       2-63
       The unaudited pro forma information is based upon preliminary fair value allocations related to the purchase of SEEBOARD. The allocations are subject to revision after more detailed analyses, appraisals and evaluations are completed. The unaudited pro forma information has been prepared in accordance with United States generally accepted accounting principles. The pro forma information in the following table is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the SEEBOARD acquisition had taken place at the beginning of the period specified, nor is it necessarily indicative of future operating results. The following pro forma information has been prepared reflecting the February
  1996 issuance of CSW Common, and has been converted at an exchange rate of 1.00 pound=$1.58 and 1.00 pound=$1.54 for the twelve months ended December 31, 1995 and 1994, respectively.

                                             1995     1994
                                        (millions, except EPS)

             Operating Revenues             $5,404    $5,465
             Operating Income                  750       745
             Net Income for Common Stock       445       431
             EPS of Common Stock             $2.15     $2.13












                                 CSW
       2-64
14.  QUARTERLY INFORMATION (UNAUDITED)

       The following unaudited quarterly information includes, in the opinion of management, all adjustments necessary for a fair presentation of such amounts. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.


  1995
  QUARTER ENDED           CSW      CPL        PSO     SWEPCO    WTU
                       (millions,
                       except EPS)             (thousands)

  March 31, 1995
    Operating Revenues    $659   $127,282  $148,416  $169,240  $74,921
    Operating Income        90     30,556    12,848    26,587    9,896
    Net Income              44     16,362     7,449    15,525    4,233
    EPS (CSW only)       $0.20


  June 30, 1995
    Operating Revenues    $920   $324,525  $161,644  $212,960  $83,049
    Operating Income       170     96,518    28,370    48,878   13,186
    Net Income             108     75,644    20,512    38,070    7,926
    EPS (CSW only)       $0.54


  September 30, 1995
    Operating Revenues  $1,087   $358,790  $232,156  $266,268  $87,178
    Operating Income       267    104,082    58,524    59,880   30,432
    Net Income             203     82,238    50,682    48,473   24,021
    EPS (CSW only)       $1.04


  December 31, 1995
    Operating Revenues  $1,069   $262,872  $148,607  $188,237  $74,687
    Operating Income       129     51,028    12,027    27,431    5,972
    Net Income              66     32,203     3,185    15,046   (1,650)
    EPS (CSW only)       $0.32


  Total 1995
    Operating Revenues  $3,735 $1,073,469  $690,805  $836,735 $319,835
    Operating Income       656    282,184   111,769   162,776   59,486
    Net Income             421    206,447    81,828   117,114   34,530
    EPS (CSW only)       $2.10



                               CSW
       2-65
  QUARTERLY INFORMATION - (UNAUDITED)


  1994
  QUARTER ENDED           CSW       CPL       PSO      SWEPCO    WTU
                       (millions,
                       except EPS)            (thousands)

  March 31, 1994
    Operating Revenues    $850   $263,229  $157,509  $190,066  $83,319
    Operating Income        93     36,943    12,427    24,820    8,487
    Net Income              48     24,986     4,307    14,537    3,546
    EPS (CSW only)       $0.23


  June 30, 1994
    Operating Revenues    $908   $333,169  $174,631  $211,989  $83,016
    Operating Income       157     75,070    23,808    36,699   12,958
    Net Income             107     62,470    15,927    25,851    8,192
    EPS (CSW only)       $0.55


  September 30, 1994
    Operating Revenues  $1,070   $364,044  $246,378  $245,331 $109,348
    Operating Income       239     96,062    47,196    53,304   27,987
    Net Income             189     82,877    40,003    41,854   23,271
    EPS (CSW only)       $0.97


  December 31, 1994
    Operating Revenues    $795   $257,537  $161,978  $177,910  $67,308
    Operating Income       105     48,176    14,827    31,099    5,331
    Net Income              68     35,106     8,029    23,470    2,357
    EPS (CSW only)       $0.33


  Total 1994
    Operating Revenues  $3,623 $1,217,979  $740,496  $825,296 $342,991
    Operating Income       594    256,251    98,258   145,922   54,763
    Net Income             412    205,439    68,266   105,712   37,366
    EPS (CSW only)       $2.08










                               CSW
       2-66
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Central and South West
Corporation:

     We have audited the accompanying consolidated balance sheets of Central and South West Corporation (a Delaware corporation) and subsidiary companies as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings and cash flows, for each of the three years ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central and South West Corporation and subsidiary companies as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings and cash flows for each of the three years ended December 31, 1995, in conformity with generally accepted accounting principles.

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



Arthur Andersen LLP

Dallas, Texas
February 28, 1996







                               CSW
       2-67
REPORT OF MANAGEMENT

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

     CSW and its subsidiaries believe that, in all material respects, its system of internal controls over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition functioned effectively as of December 31, 1995.





E. R. Brooks             Glenn D. Rosilier          Wendy G. Hargus
Chairman, President and  Senior Vice President and  Controller
Chief Executive Officer  Chief Financial Officer






                               CSW
       2-68



                       CENTRAL POWER AND LIGHT
                               COMPANY























                               CPL
       2-69
SELECTED FINANCIAL DATA

     The following selected financial data for each of the five years ended December 31 is provided to highlight significant trends in the financial condition and results of operations for CPL.
Certain financial statement items for prior years have been reclassified to conform to the most recent period presented.

                        1995        1994       1993 (1)       1992       1991
                                   ($ thousands, except ratio data)
INCOME STATEMENT DATA
Revenues             $1,073,469  $1,217,979   $1,223,528  $1,113,423  $1,098,730
Operating expenses
  and taxes             791,285     961,728    1,033,449     846,758     849,157
Operating income        282,184     256,251      190,079     266,665     249,573
Other income and
  deductions             56,322      70,487       78,439      83,825     100,261
Interest charges        132,059     121,299      123,388     131,979     132,628
Net income              206,447     205,439      172,425     218,511     217,206
Net income for
  common stock          191,978     191,635      158,422     202,441     197,362

BALANCE SHEET DATA
Assets                4,881,136   4,822,699    4,781,745   4,583,660   4,458,063
Common stock equity   1,437,332   1,431,654    1,424,195   1,437,876   1,428,547
Preferred stock
  Not subject to
    mandatory
    redemption          250,351     250,351      250,351     250,351     250,351
  Subject to
    mandatory
    redemption               --          --       22,021      28,393      35,331
Long-term debt        1,517,347   1,466,393    1,362,799   1,347,887   1,350,854
Current liabilities
  (2)                   357,772     376,006      370,534     380,058     210,923
Capitalization ratios
  Common stock equity     44.9%       45.5%        46.6%       46.9%       46.6%
  Preferred stock          7.8         7.9          8.9         9.1         9.3
  Long-term debt          47.3        46.6         44.5        44.0        44.1
Ratio of earnings to
  fixed charges (SEC
  Method) before
  cumulative effect of
  changes in accounting
  principles               2.63        3.24         2.69        3.23        3.18


(1) Earnings in 1993 were significantly affected by restructuring charges, the $27 million cumulative effect of changes in accounting principles and prior year tax adjustments. CPL changed its method of accounting for unbilled revenues in 1993. Pro forma amounts, assuming that the change in accounting for unbilled revenues had been adopted retroactively, are not materially different from amounts reported for prior years and therefore have not been restated.
(2) Includes net unbilled factored accounts receivable in 1994 and 1995.









                               CPL
       2-70
CENTRAL POWER AND LIGHT COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     Reference is made to CPL's Financial Statements and related Notes to Financial Statements and Selected Financial Data. The information contained therein should be read in conjunction with, and is essential in understanding, the following discussion and analysis.


OVERVIEW

     Net income for common stock was stable in 1995 when compared to 1994 at $192 million, although CPL reported lower electric operating revenues, Mirror CWIP liability amortization and higher interest charges offset by lower operating expenses and taxes. Also impacting 1995 were the effects of the CPL 1995 Agreement.

     Net income for common stock for 1994 increased 21% to $192 million from $158 million in 1993. The increase was due primarily to an increase in base revenue, a decrease in restructuring costs and a decrease in maintenance expense. Such increases were partially offset by the cumulative effect of changes in accounting principles recorded in 1993.


RESTRUCTURING

     During 1993, CSW announced a restructuring under which the CSW System restructured the Electric Operating Companies (including CPL) under a new business unit called CSW Electric and centralized many common service functions into CSW Services in order to reduce costs and improve efficiency and productivity. The restructuring included restaffing positions throughout the CSW System and a reduction in the workforce by more than 7% system-wide. CPL's restructuring costs, approximately $29 million, were expensed during 1993 and incurred primarily during 1994. CPL has realized a number of benefits from the restructuring, including increased efficiencies and synergies through the elimination of previously duplicated functions.


RATES AND REGULATORY MATTERS

     CPL Rate Review
     On November 6, 1995, CPL filed with the Texas Commission a request to increase its retail base rates by $71 million and reduce its annual retail fuel factors by $17 million. The net effect of these proposals would be an increase of $54 million, or 4.6%, in total annual retail revenues based on a test year ended June 30, 1995. CPL is not seeking interim rate relief, but will implement bonded rates in May 1996, the earliest date permitted by law. CPL also is seeking to reconcile $229 million of fuel costs incurred during the period July 1, 1994 through June 30, 1995. CPL's previous request to reconcile fuel costs from March 1, 1990 to June 30, 1994 in Docket No. 13650 was consolidated with the current rate review.
If the requested increase and other adjustments in rate structure are approved, CPL has committed not to increase its base rates prior to January 1, 2001, subject to certain force majeure events.

     CPL is requesting this rate review in large part as a result of the expiration of the amortization of its Mirror CWIP liability. The Mirror CWIP liability was amortized to income in declining amounts over a five-year period from 1991 through 1995 pursuant to rate settlements reached by CPL in 1990 and 1991. In 1995, Mirror CWIP provided $41 million in non-cash earnings at CPL. Also included in the request are proposals by CPL to accelerate recovery of nuclear


                               CPL
       2-71
and regulatory assets as a way to proactively address certain assets that could possibly be unrecoverable or stranded in a more competitive electric utility industry. In a preliminary order issued December 21, 1995, the Texas Commission expanded the scope of the rate review to address certain competitive issues facing the electric utility industry. The competitive issues to be addressed by CPL in a supplemental filing due April 1, 1996, are: (i) the calculation of rates on an unbundled or functional basis (i.e., generation, transmission and distribution); (ii) the current value of CPL's generating assets as compared to estimates of the market value of such assets under alternate future industry structures; (iii) the application of performance based ratemaking; (iv) potential revisions in the methodology of reconciling and recovering fuel costs; and (v) the Texas Commission's authority to introduce competition in the electric utility industry under existing law.

     On February 13, 1996, intervening parties filed testimony in the revenue requirements phase of CPL's base rate case. Among the parties that filed testimony were the OPUC which recommended a base rate decrease of approximately $75 million on a total company basis and the Cities which recommended a base rate reduction of approximately $52 million on a total company basis.

     On February 20, 1996, the Staff filed testimony recommending an increase in total company base rates of approximately $30 million. Certain elements of the Staff's proposal are described below.

     The Staff recommended a return on common stock equity of 11.35% compared to the 12.25% return on common equity requested by CPL. The Staff recommended a disallowance of $16 million in costs billed for administrative services by CSW Services to CPL on the basis that the specific benefits to CPL were not clearly identified. Additionally, the Staff recommended a $7 million reduction in CPL's current annual depreciation accrual and a $3 million reduction in CPL's requested accrual for decommissioning STP. A comparison of the Staff's recommendation for a base rate increase, compared to CPL's claimed revenue deficiency is provided in the CPL RATE REVIEW COMPARISON table.

                        CPL RATE REVIEW COMPARISON
                                (millions)

                CPL revenue deficiency (1)               $103
                Return on common equity                   (21)
                CSW Services expenses                     (16)
                Depreciation expense                       (7)
                Decommissioning expense                    (3)
                Miscellaneous items                       (26)
                Staff recommended revenue increase (2)    $30

                (1) The total company rate increase requested by CPL was reduced from $103 million to $78 million ($71 million allocated to the Texas retail jurisdiction) in accordance with rate settlements entered into by CPL in 1990 and 1991.
                (2) The Staff recommended that CPL be granted a $23 million base rate increase and an annual increase of $7 million in customer service charges.

     The Staff and Cities recently filed testimony on the fuel portion of the rate case recommending a reduction to CPL's eligible fuel costs of $16 million and $32 million, respectively.

     After completion of hearings in all phases of the rate case, which began in late February 1996 and are expected to conclude during the third quarter of 1996, the ALJs assigned to hear the case will issue a proposal for decision for consideration by the Texas Commission. Testimony filed by parties to the rate case, including


                               CPL
       2-72
the Staff, is not binding on either the ALJs or the Texas Commission. A final decision on the rate request is not anticipated from the Texas Commission prior to December 1996.

     Management of CPL cannot predict the ultimate outcome of CPL's rate case, although management believes that the ultimate resolution will not have a material adverse effect on CPL's results of operations or financial condition. However, if CPL ultimately is unsuccessful in obtaining adequate rate relief, CPL could experience a material adverse effect on its results of operations and financial condition.

     CPL 1995 Agreement
     On April 5, 1995, CPL reached an agreement in principle with other parties to pending regulatory proceedings involving base rate, fuel and prudence issues relating to an outage experienced at STP during 1993 and 1994. On May 16, 1995, CPL filed the CPL 1995 Agreement with the Texas Commission. Pursuant to the CPL 1995 Agreement, base rate refunds, fuel refunds and the reduction of CPL's fuel factors were implemented on an interim basis during the summer of 1995. Under the CPL 1995 Agreement, CPL provided customers a one-time base rate refund of $50 million. In addition, CPL refunded approximately $30 million in over-recovered fuel costs through April 1995. Furthermore, CPL did not charge customers for $62.25 million in replacement power costs and related interest primarily associated with the 1993-1994 STP outage. The CPL 1995 Agreement did not result in any ongoing change in base rate levels and provided that there would be no new rate review requests filed prior to September 28, 1995. CPL also reduced its fuel factors, effective in July 1995, by approximately $55 million on an annual basis due to projections of lower fuel costs. Hearings on the CPL 1995 Agreement were held on July 19, 1995, and the final written Texas Commission order approving the CPL 1995 Agreement was received on October 4, 1995. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS.

     See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for a discussion of additional regulatory proceedings.


SOUTH TEXAS PROJECT

     CPL owns 25.2% of STP, a two-unit nuclear power plant which is located near Bay City, Texas. In addition, HLP, the Project Manager of STP, owns 30.8%, San Antonio owns 28.0%, and Austin owns 16.0% of STP. STP Unit 1 was placed in service in August 1988 and STP Unit 2 was placed in service in June 1989.

     From February 1993 until May 1994, STP experienced an unscheduled outage resulting from mechanical problems. The outage resulted in significant rate and regulatory proceedings involving CPL, including a base rate case and fuel reconciliation proceedings as previously discussed. Unit 1 restarted on February 25, 1994 and reached 100% power on April 8, 1994 and Unit 2 resumed operation on May 30, 1994 and reached 100% power on June 16, 1994. During the last six months of 1994, the STP units operated at capacity factors of 98.6% for Unit 1 and 99.2% for Unit 2. For a discussion of regulatory matters surrounding the STP outage, see RATES AND REGULATORY MATTERS above and NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS.

     Both STP units were removed from service during 1995 for scheduled refueling outages. The fueling outages lasted 41 days for Unit 1 and 26 days for Unit 2. For the year 1995, Unit 1 and Unit 2 operated at net capacity factors of 84.9% and 90.6%, respectively.

     For additional information regarding STP and the accounting for the decommissioning of STP, see NOTE 1. SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES and NOTE 2. LITIGATION AND REGULATORY
PROCEEDINGS.


                               CPL
       2-73
LIQUIDITY AND CAPITAL RESOURCES

     Overview
     CPL's need for capital results primarily from its construction of facilities to provide reliable electric service to its customers. Accordingly, internally generated funds should meet most of the capital requirements. However, if internally generated funds are not sufficient, CPL's financial condition should allow it access to the capital markets.

     Construction Expenditures
     CPL maintains a continuing construction program, the nature and extent of which is based upon current and estimated future demands upon the system. Planned construction expenditures for CPL for the next three years are primarily to improve and expand distribution facilities and will be funded primarily through internally generated funds. These improvements will be required to meet the anticipated needs of new customers and the growth in the requirements of existing customers. Construction expenditures, including AFUDC, for CPL were approximately $155 million in 1995, $179 million in 1994 and $180 million in 1993. CPL's estimated total construction expenditures, including AFUDC, for the years 1996 through 1998 are presented in the following table.
                   CONSTRUCTION EXPENDITURES

                          1996    1997    1998   Total
                                    (millions)

          Generation       $17   $  42     $16     $75
          Transmission      14      18      19      51
          Distribution      69      72      74     215
          Fuel              18      11      15      44
          Other             19      14      13      46
                          $137    $157    $137    $431

     The foregoing consists of forward looking information and, accordingly, actual results may differ materially from such projected information due to changes in the underlying assumptions. Such assumptions are based on numerous factors, including factors such as the rate of load growth, escalation of construction costs, changes in lead times in manufacturing, inflation, the availability and pricing of alternatives to construction, nuclear, environmental and other regulation, delays from regulatory hearings, adequacy of rate relief and the availability of necessary external capital. Changes in those and other factors could cause CPL to defer or accelerate construction or to sell or buy more power, which would affect its cash position, revenues and income to an extent that cannot now be reliably predicted.

     Although CPL does not believe that it will require substantial additions of generating capacity through the end of the decade, the CSW System's internal resource plan presently anticipates that any additional capacity needs will come from a variety of sources including projected coal- and lignite-fired generating plants for which CPL has invested approximately $24 million in prior years for plant sites, engineering studies and lignite reserves. Should future plans exclude these plants for environmental, economical or other reasons, CPL would evaluate the probability of recovery of these investments and may record appropriate reserves.

     Long-Term Financing
     As of December 31, 1995, the capitalization ratios of CPL were 45% common stock equity, 8% preferred stock and 47% long-term debt. CPL's embedded cost of long-term debt was 7.2% at December 31, 1995. CPL continually monitors the capital markets for opportunities to lower its cost of capital through refinancing. CPL is committed to maintaining financial flexibility through a strong capital structure


                               CPL
       2-74
and favorable securities ratings in order to access the capital markets opportunistically or when required. CPL's long-term financing activity for 1995 is summarized in the following table.

                    ISSUED                         REACQUIRED
Financing     Amount                       Financial    Amount
Instrument  (millions)    Rate   Maturity  Instrument (millions)  Rate  Maturity

FMB(1)        $200.0     6 5/8%   2005     FMB          $139.2   9 3/8%   2019
PCRB           100.6      6.1%    2028     PCRB           68.9   10 1/8%  2014
                                           PCRB(2)        31.8   9 3/4%   2015
PCRB            40.9    floating  2015     PCRB(3)         8.4   7 1/8%   2004
                                           PCRB(3)        34.2    6.0%    2007

(1) The balance of proceeds not used to redeem higher cost FMBs were used to repay a portion of CPL's short-term borrowings, to provide working capital and for other general corporate purposes.
(2)  Collateralized PCRB (secured by a FMB).
(3) The additional funds required to redeem these issues were provided through internal funds and short-term borrowings.

     Shelf Registration Statements
     CPL has $60 million remaining for the issuance of FMBs, and $75 million remaining for the issuance of preferred stock, under shelf registration statements filed with the SEC in 1993 and 1994, respectively. CPL may offer additional FMBs and preferred stock subject to market conditions and other factors. The proceeds of any such offerings will be used principally to redeem higher cost FMBs and preferred stock in order to lower CPL's cost of capital.

     Short-Term Financing
     CPL, together with other members of CSW System, has established a CSW System money pool to coordinate short-term borrowings. These loans are unsecured demand obligations at rates approximating the CSW System's commercial paper borrowing costs. At December 31, 1995 CPL's short-term borrowing limit from the money pool was approximately $268 million. During 1995, the annual weighted average interest rate on CPL's borrowings was 6.1% and the average amount of CPL's short-term borrowings outstanding was $148 million. The maximum amount of CPL short-term borrowings outstanding during 1995 was $236 million, which was the amount outstanding at March 2, 1995.

     Internally Generated Funds
     Internally generated funds consist of cash flows from operating activities less common and preferred stock dividends. CPL uses short-term debt to meet fluctuations in working capital requirements due to the seasonal nature of energy sales. CPL anticipates that capital requirements for the period 1996 to 1998 will be met, in large part, from internal sources. CPL also anticipates that some external financing will be required during the period, but the nature, timing and extent have not yet been determined. Information concerning internally generated funds is presented in the following table.

                                            1995   1994   1993
                                              ($ in millions)

       Internally Generated Funds           $100   $114    $92

       Construction Expenditures Provided
         by Internally Generated Funds       66%    65%    52%

     Sales of Accounts Receivable
     CPL sells its billed and unbilled accounts receivable, without recourse, to CSW Credit. The sales provided CPL with cash immediately, thereby reducing working capital needs and revenue requirements. The average and year end amounts of accounts receivable sold were $109 million and $85 million, respectively, in 1995, as compared to $123 million and $113 million, respectively, in 1994.



                               CPL
       2-75
RECENT DEVELOPMENTS AND TRENDS

     Competition and Industry Challenges
     Competitive forces at work in the electric utility industry are impacting CPL and electric utilities generally. Increased competition facing electric utilities is driven by complex economic, political and technological factors. These factors have resulted in legislative and regulatory initiatives that are likely to result in even greater competition at both the wholesale and retail level in the future. As competition in the industry increases, CPL will have the opportunity to seek new customers and at the same time be at risk of losing customers to other competitors. Additionally, CPL will continue to compete with suppliers of alternative forms of energy, such as natural gas, fuel oil and coal, some of which may be cheaper than electricity. CPL believes that its prices for electricity and the quality and reliability of its service currently places it in a position to compete effectively in the marketplace.

     The Energy Policy Act, which was enacted in 1992, significantly alters the way in which electric utilities compete. The Energy Policy Act creates exemptions from regulation under the Holding Company Act and permits utilities, including registered utility holding companies and non-utility companies, to form EWGs. EWGs are a new category of non-utility wholesale power producers that are free from most federal and state regulation, including the principal restrictions of the Holding Company Act. These provisions enable broader participation in wholesale power markets by reducing regulatory hurdles to such participation. The Energy Policy Act also allows the FERC, on a case-by-case basis and with certain restrictions, to order wholesale transmission access and to order electric utilities to enlarge their transmission systems. A FERC order requiring a transmitting utility to provide wholesale transmission service must include provisions generally that permit the utility to recover from the FERC applicant all of the costs incurred in connection with the transmission services and any enlargement of the transmission system and associated services. Wholesale energy markets, including the market for wholesale electric power, have been extremely competitive since the enactment of the Energy Policy Act. CPL must compete in the wholesale energy markets with other public utilities, cogenerators, qualified facilities, EWGs and others for sales of electric power. While CPL believes that the Energy Policy Act will continue to make the wholesale markets more competitive, CPL is unable to predict the extent to which the Energy Policy Act will impact its operations.

     On March 29, 1995, consistent with the direction of the Energy Policy Act, the FERC announced in a NOPR that each public utility that owns and controls transmission facilities in interstate commerce must unbundle its services and file open access transmission tariffs under which each utility will offer comparable open access transmission services to its transmission customers. In addition, the FERC revised its proposed mechanisms by which utilities will be permitted to recover stranded investment costs expected to be brought about by the proposed changes. On August 7, 1995, CSW filed comments on the proposed approach in the NOPR with the FERC. Although CSW supports the concept of comparable open access for the nation's transmission service, CSW believes that certain changes must be made in the FERC's proposed approach of implementing the open transmission system. First, with respect to the issue of stranded investments, the FERC proposed that customers who left the utility company pay for a portion, but not all, of the costs incurred by the owner of existing facilities that are not utilized as a result of the loss of such customers. CSW raised concerns about the FERC's proposed methodology for addressing stranded investment because it did not, in CSW's view, provide for the fair recovery of the full amount previously invested. Second, CSW proposed that the FERC adopt a "power flow pricing" approach whereby all electric systems that incur costs because of a transmission transaction are compensated, as opposed to the traditional "postage stamp" method whereby only the companies that are directly involved in the actual purchase and sale of the electricity are compensated or charged.

     On February 9, 1996, CPL filed at the FERC complete sets of open access transmission tariffs. These tariffs substantially reflect the pro forma tariffs attached to the FERC's March 29, 1995 NOPR. Open


                               CPL
       2-76
access and market pricing should increase marketing opportunities for CPL, but may also expose it to the risk of loss of load or reduced revenues due to competition with alternate suppliers.

     Increasing competition in the utility industry brings an increased need to stabilize or reduce rates. The retail regulatory environment is beginning to shift from traditional rate base regulation to incentive regulation. Incentive rate and performance-based plans encourage efficiencies and increased productivity while permitting utilities to share in the results. Retail wheeling, a major industry issue which may require utilities to "wheel" or move power from third parties to their own retail customers, is evolving gradually. Many states throughout the country currently have legislation introduced to investigate the issue.

     CPL believes that retail competition would harm the best interests of CPL's customers and security holders unless CPL receives fair recovery of the full amounts previously invested to finance power plants. These investments, which were reasonably incurred, were made by CPL to meet its obligation to serve the public interest, necessity and convenience. This obligation has existed for nearly a century and remains in force under current law. CPL intends to strongly oppose attempts to impose retail competition without just compensation for the risks and investments CPL undertook to serve the public's demand for electricity.

     CPL is unable to predict the ultimate outcome or impact of competitive forces on the electric utility industry or on CPL. As the wholesale and retail electricity markets become more competitive, however, the principal factor determining success is likely to be price, and to a lesser extent, reliability, availability of capacity, and customer service.

     PURA
     Amendments to PURA, the legal foundation of electric regulation in Texas, became effective on September 1, 1995. Among other things, the amendments deregulate the wholesale bulk power market in ERCOT, permit pricing flexibility for utilities facing competitive challenges, provide for a market-driven integrated resource planning process and mandate comparable open access transmission service.

     PURA also requires that the Texas Commission adopt a rule on comparable open transmission access by March 1, 1996. In conjunction with this rulemaking proceeding (Project No. 14045), Texas Commission Chairman Pat Wood issued a proposal on September 6, 1995, for the purpose of maximizing competition in the ERCOT wholesale bulk power market. The proposal calls for the functional unbundling of integrated utilities where distribution entities could purchase their power requirements from any generator or set of generators in ERCOT. Those generators which are currently regulated would be deregulated after provisions are in place to recover stranded costs. The proposal has been assigned to a separate proceeding (Project No. 15000). CPL expects this project to provide the vehicle for the Texas Commission and other interested parties to develop positions on industry restructuring before the Texas Legislature convenes in January 1997. A schedule has been developed for this project that includes a series of workshops and technical conferences during the first half of 1996. The schedule contemplates that the Texas Commission will develop legislative recommendations on restructuring and stranded costs during the second half of 1996.

     On February 7, 1996, the Texas Commission adopted a rule governing transmission access and pricing (Project No. 14045). The pricing method tentatively adopted by the Texas Commission is a hybrid combination of an ERCOT-wide postage stamp rate covering 70% of total ERCOT transmission costs and a distance-sensitive component referred to as a vector-absolute megawatt mile which recovers the remaining 30% of ERCOT transmission costs. Although the open access tariffs filed with the FERC on February 9, 1996 do not reflect Project No. 14045 pricing, CPL anticipates filing tariffs with the FERC that do conform to the Texas Commission's rule in the second quarter of 1996.



                               CPL
       2-77
     Regulatory Accounting
     Consistent with industry practice and the provisions of SFAS No. 71, which allows for the recognition and recovery of regulatory assets, CPL has recognized significant regulatory assets and liabilities. Management believes that CPL will continue to meet the criteria for following SFAS No. 71. However, in the event CPL no longer meets the criteria for following SFAS No. 71, a write-off of regulatory assets and liabilities would be required. For additional information regarding SFAS No. 71 reference is made to NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     Consolidated Taxes
     Prior to 1992, the Texas Commission allowed income taxes to be recovered in rates based on the federal income tax incurred by a utility as if it were a stand-alone company. This "stand-alone" approach treated the regulated activities of a utility as a separate entity and considered only those revenues and expenses that are included in the utility's cost of service to calculate the federal income tax liability for ratemaking purposes. However, in 1992 the Texas Commission changed its method of calculating the federal income tax component of rates to the "actual tax approach." This approach reduces rates by the tax benefits of deductions which are not considered for or included in setting rates for the utility.

     On April 13, 1995, the Supreme Court issued a decision which holds that the Texas Commission is not required to use the tax benefits associated with the losses of unregulated affiliates to reduce tax expense in cost of service. The Supreme Court also ruled that the Texas Commission cannot include the income tax deductions taken by the utility for disallowed expenses when determining the utility's federal income tax liability.


ENVIRONMENTAL MATTERS

     The operations of CPL, like those of other utility systems, generally involve the use and disposal of substances subject to environmental laws. CERCLA, the federal "Superfund" law, addresses the cleanup of sites contaminated by hazardous substances. Superfund requires that PRPs fund remedial actions regardless of fault or the legality of past disposal activities. PRPs include owners and operators of contaminated sites and transporters and/or generators of hazardous substances. Many states have similar laws. Legally, any one PRP can be held responsible for the entire cost of a cleanup. Usually, however, cleanup costs are allocated among PRPs.

     CPL is subject to various pending claims alleging that it is a PRP under federal or state remedial laws for investigating and cleaning up contaminated property. CPL anticipates that resolution of these claims, individually or in the aggregate, will not have a material adverse effect on CPL's results of operations or financial condition. Although the reasons for this expectation differ from site to site, factors that are the basis for the expectation for specific sites include the volume and/or type of waste allegedly contributed by CPL, the estimated amount of costs allocated to CPL and the participation of other parties. See ITEM 1-BUSINESS, NOTE
2. LITIGATION AND REGULATORY PROCEEDINGS and NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES for additional discussion regarding environmental matters.


NEW ACCOUNTING STANDARDS

     SFAS No. 121
     In March 1995, the FASB issued SFAS No. 121 to be effective for financial statements for fiscal years beginning after December 15, 1995. The statement establishes a two-fold test for identification and quantification of an impaired asset. The first test in determining an impairment is to compare the sum of expected future cash flows (undiscounted and without interest charges) related to an

                               CPL
       2-78
asset to the carrying amount of the asset. If the sum of expected cash flows is not sufficient to recover the carrying value of the asset, then an impairment is recognized. Once an impairment is identified, the second part of the test is applied to quantify the amount of the impairment. The statement lists several alternative methods of establishing fair market value and quantifying the impairment. Cash flows used to measure possible impairment of an asset are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. For CPL, the lowest independently identifiable cash flow level used for this analysis is jurisdictional rates charged to customers.

     CPL will adopt SFAS No. 121 in the first quarter of 1996. Under the current regulatory environment, CPL does not expect the adoption of SFAS No. 121 to have a significant impact on CPL's results of operations or financial condition. However, future developments in the electric industry and utility regulation could jeopardize the full recovery of the carrying cost of certain investments. Consequently, CPL is monitoring the changing conditions facing the electric utility industry.

     SFAS No. 123
     SFAS No. 123 was issued in October 1995 with an effective date for transactions entered into after December 15, 1995. This statement requires the use of an option pricing model to calculate the value of stock-based compensation transactions where such value cannot otherwise be determined, but then allows for two alternative methods of reporting the transactions. One method recognizes this value as a cost of compensation and as an expense for the current period. The alternative method permits footnote disclosure of the compensation cost, without charging the amount against current earnings.

     As provided by the provisions of SFAS No. 123, CPL will continue to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and adopt the disclosure requirements of SFAS No. 123 in 1996. Accordingly, the adoption of SFAS No. 123 will not impact CPL's results of operations or financial condition.


RESULTS OF OPERATIONS

     Electric Operating Revenues
     Total revenues were $1.1 billion in 1995, a decrease of 12% when compared to 1994 revenues of $1.2 billion. The decline was due primarily to a one time $50 million base rate refund and a $62.3 million disallowance of under-recovered fuel costs resulting from the CPL 1995 Agreement. Also contributing to the decrease in revenue was a $66.6 million decrease in fuel revenue resulting primarily from lower average unit fuel costs and purchased power as discussed below and a wholesale fuel revenue refund. Partially offsetting the decrease in fuel revenue was a $34.4 million increase in non-fuel revenue resulting from a 6% increase in KWH sales. The increase in sales was attributable to increased usage per customer, residential and commercial customer growth and a new contract with an existing wholesale customer.

     Total revenues decreased $5.5 million in 1994 when compared to 1993 revenues. The 1994 decrease reflects lower fuel-related revenues of $41.5 million partially offset by higher base revenues of $35.9 million. Fuel-related revenues declined as a result of lower per unit fuel and purchased power costs. An 8% increase in KWH sales resulting from an increased number of residential and commercial customers served as well as warmer spring and summer weather also contributed to the increase in base revenues.

     Fuel
     Fuel expense decreased $40.5 million, or 12%, during 1995 as compared to 1994. The decrease in fuel expense was due primarily to a 22% decrease in the average unit cost of fuel from $1.75 per Mmbtu in 1994 to $1.37 per Mmbtu in 1995. The decrease in the average unit cost of fuel resulted from the expiration of higher priced gas contracts that were replaced with lower cost spot market natural

                               CPL
       2-79
gas, the renegotiation of a coal contract and increased usage of lower unit cost nuclear fuel. The decrease in the unit cost of fuel was partially offset by a 13% increase in generation.

     Fuel expense decreased $21.8 million in 1994 when compared to 1993 due primarily to a decrease in the average unit cost of fuel from $2.17 per Mmbtu in 1993 to $1.75 per Mmbtu in 1994 partially offset by a 16% increase in generation. The lower average unit cost of fuel reflects increased usage of lower unit cost nuclear fuel since STP Units 1 and 2 restarted and reached 100 percent output level in April and June of 1994, respectively, and lower unit costs of gas and coal in 1994. STP Units 1 and 2 had not operated at full capacity since February 1993 as discussed previously under SOUTH TEXAS PROJECT.

     Purchased Power
     Purchased power decreased $22.7 million and $21.7 million during 1995 and 1994, respectively, when compared to the prior year. The decrease in 1995 was due primarily to increased generation at STP, which replaced power that had been purchased during the first half of 1994 when STP was out of service, and an unscheduled outage at a fossil-fueled generating plant during the third quarter of 1994. The decrease of $21.7 million in 1994 as compared to 1993 was due primarily to the outage at STP which began in February 1993.

     Other Operating
     Other operating expenses decreased $15.8 million, or 7%, during 1995 when compared to 1994. The decrease was due primarily to a reduction in employee related costs. Other operating expenses in 1994 were relatively consistent with 1993 levels.

     Restructuring Charges
     Restructuring charges decreased $20.8 million during 1995 when compared to 1994. The decrease was due primarily to the recognition of a $20.7 million regulatory asset established in accordance with the CPL 1995 Agreement for previously recorded restructuring charges. Restructuring charges in 1993 reflect the original accrual of $29.4 million.

     Maintenance
     Maintenance expense decreased $5.3 million in 1995 when compared to 1994 as a result of postponement of previously scheduled plant maintenance and savings resulting from cost containment efforts. Maintenance expense decreased $12.8 million during 1994 as compared to 1993 due primarily to lower STP outage-related maintenance activities.

     Depreciation and Amortization
     Depreciation and amortization increased $8.9 million, or 6%, during 1995 as compared to 1994 as a result of an increase in depreciable property and the amortization of regulatory assets associated with the CPL 1995 Agreement. Depreciation and amortization increased in 1994 as compared to 1993 as a result of an increase in depreciable property and a decline in amortization credits related to power plant inventory.

     Taxes, Other than Income
     Taxes, other than income decreased $14.5 million during 1995 as compared to 1994 due primarily to lower ad valorem tax expense resulting from a true-up of prior year estimates. The $5.9 million decrease in 1994 when compared to 1993 was primarily a result of a franchise tax refund.

      Income Taxes
      Income taxes decreased $59.5 million in 1995 as compared to 1994 due primarily to the reduction of $34.3 million of deferred income taxes in accordance with the CPL 1995 Agreement, prior year tax adjustments and lower pre-tax income. Income taxes increased $10.2 million in 1994 as compared to 1993 due to higher pre-tax income.


                               CPL
       2-80
     Other Income and Deductions
     Mirror CWIP liability amortization decreased $27.0 million and $8.0 million in 1995 and 1994, respectively, when compared to the prior year. In accordance with the original liability amortization schedule agreed upon in the settlement of its rate cases in 1990 and 1991, CPL amortized its Mirror CWIP liability in declining amounts over the years 1991 through 1995. The absence of Mirror CWIP liability amortization in 1996 will have a negative impact on CPL's net income, although its cash flow will not be impacted. Other income was higher in 1995 when compared to 1994 due primarily to the recognition of factoring income pursuant to the CPL 1995 Agreement.

     Interest Charges
     Interest on long-term debt increased $4.8 million during 1995 as compared to 1994 as a result of increased long-term debt outstanding. Interest on short-term debt and other increased $7.6 million during 1995 when compared to 1994 as a result of higher levels of short-term debt outstanding at higher interest rates and the recognition of interest expense associated with over-recovered fuel.

     Cumulative Effect of Changes in Accounting Principles
     In 1993, CPL changed its method of accounting for unbilled revenues and implemented SFAS No. 112. These accounting changes had a cumulative effect of increasing net income by $27.3 million in 1993.

     Inflation
     Annual inflation rates, as measured by the Consumer Price Index, have averaged approximately 2.8% during the three years ended December 31, 1995. CPL believes that inflation, at this level, does not materially affect its results of operation or financial condition. However, under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical plant costs may not be adequate to replace plant in future years.





















                               CPL

       2-81
CPL
Statements of Income
Central Power and Light Company
                                        For the Years Ended December 31,
                                         1995         1994         1993
                                                   (thousands)
Electric Operating Revenues
    Residential                        $465,478     $474,480     $474,426
    Commercial                          355,238      368,405      369,426
    Industrial                          256,223      271,738      281,247
    Sales for resale                     52,081       50,777       45,369
    Other                               (55,551)      52,579       53,060
                                      1,073,469    1,217,979    1,223,528
Operating Expenses and Taxes
    Fuel                                287,979      328,460      350,268
    Purchased power                      19,632       42,342       64,025
    Other operating                     209,021      224,852      225,034
    Restructuring charges               (20,793)          98       29,365
    Maintenance                          63,201       68,537       81,352
    Depreciation and amortization       150,508      141,622      131,825
    Taxes, other than income             65,925       80,461       86,394
    Income taxes                         15,812       75,356       65,186
                                        791,285      961,728    1,033,449

Operating Income                        282,184      256,251      190,079

Other Income and Deductions
    Allowance for equity funds used
     during construction                    442        1,215        1,074
    Mirror CWIP liability amortization   41,000       68,000       75,702
    Other                                14,880        1,272        1,663
                                         56,322       70,487       78,439

Income Before Interest Charges          338,506      326,738      268,518

Interest Charges
    Interest on long-term debt          116,205      111,408      112,939
    Interest on short-term debt and
      other                              19,926       12,365       11,993
    Allowance for borrowed funds used
      during construction                (4,072)      (2,474)      (1,544)
                                        132,059      121,299      123,388
 Income Before Cumulative Effect of
   Changes in Accounting Principles     206,447      205,439      145,130

 Cumulative Effect of Changes in
   Accounting Principles                     --           --       27,295

Net Income                              206,447      205,439      172,425
    Preferred stock dividends            14,469       13,804       14,003
Net Income for Common Stock            $191,978     $191,635     $158,422








                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               CPL
       2-82
CPL
Statements of Retained Earnings
Central Power and Light Company
                                            For the Years Ended December 31,
                                              1995          1994       1993
                                                        (thousands)

Retained Earnings at Beginning of Year       $857,466     $850,307   $863,988
    Net income for common stock               191,978      191,635    158,422
    Deduct:  Common stock dividends           186,000      183,000    172,000
             Preferred stock redemption
               costs                               --        1,476        103
Retained Earnings at End of Year             $863,444     $857,466   $850,307








































                The accompanying notes to financial statements
                   are an integral part of these statements.



                               CPL
       2-83
CPL
Balance Sheets
Central Power and Light Company
                                                    As of December 31,
                                                  1995             1994
                                                       (thousands)
ASSETS
Electric Utility Plant
    Production                                 $3,110,744       $3,070,005
    Transmission                                  486,090          451,050
    Distribution                                  879,618          828,350
    General                                       248,629          216,888
    Construction work in progress                 127,307          142,724
    Nuclear fuel                                  165,087          161,152
                                                5,017,475        4,870,169
  Less - Accumulated depreciation               1,547,530        1,400,343
                                                3,469,945        3,469,826
Current Assets
    Cash                                            2,883              642
    Special deposits                                  797              668
    Accounts receivable                            45,186           29,865
    Materials and supplies, at average cost        71,112           66,209
    Fuel inventory, at average cost                26,472           22,916
    Accumulated deferred income taxes              22,171               --
    Under-recovered fuel costs                         --           54,126
    Prepayments                                     1,739            2,316
                                                  170,360          176,742
Deferred Charges and Other Assets
    Deferred STP costs                            488,047          488,987
    Mirror CWIP asset                             311,804          321,825
    Income tax related regulatory assets, net     346,993          288,444
    Other                                          93,987           76,875
                                                1,240,831        1,176,131
                                               $4,881,136       $4,822,699



















                The accompanying notes to financial statements
                    are an integral part of these statements.

                               CPL
       2-84
CPL
Balance Sheets
Central Power and Light Company
                                                     As of December 31,
                                                   1995             1994
CAPITALIZATION AND LIABILITIES                          (thousands)
Capitalization
    Common stock:  $25 par value
        Authorized shares:  12,000,000
        Issued and outstanding
           shares:  6,755,535                    $168,888         $168,888
    Paid-in capital                               405,000          405,000
    Retained earnings                             863,444          857,466
       Total Common Stock Equity                1,437,332        1,431,354
    Preferred stock                               250,351          250,351
    Long-term debt                              1,517,347        1,466,393
       Total Capitalization                     3,205,030        3,148,098

Current Liabilities
    Long-term debt due within twelve months           231              723
    Advances from affiliates                      176,334          161,320
    Accounts payable                               49,507           84,608
    Accrued taxes                                  61,614           59,386
    Accumulated deferred income taxes                 --            13,812
    Accrued interest                               32,742           24,681
    Over-recovered fuel costs                      12,586               --
    Other                                          24,758           31,476
                                                  357,772          376,006
Deferred Credits
    Accumulated deferred income taxes           1,151,823        1,087,317
    Investment tax credits                        152,744          158,533
    Mirror CWIP liability and other                13,767           52,745
                                                1,318,334        1,298,595
                                               $4,881,136       $4,822,699




















                The accompanying notes to financial statements
                  are an integral part of these statements.

                               CPL
       2-85
CPL
Statements of Cash Flows
Central Power and Light Company
                                              For the Years Ended December 31,
                                                 1995       1994       1993
                                                         (thousands)
OPERATING ACTIVITIES
    Net Income                               $  206,447  $ 205,439  $ 172,425
    Non-cash Items Included in Net Income
      Depreciation and amortization             173,711    170,971    140,223
      Deferred income taxes and investment
        tax credits                             (35,815)    20,870     84,714
      Mirror CWIP liability amortization        (41,000)   (68,000)   (75,702)
      Restructuring charges                        (240)        98     29,365
      Regulatory asset established for
        previously incurred restructuring
        charges                                 (20,652)        --         --
      Allowance for equity funds used
        during construction                        (442)    (1,215)    (1,074)
      Cumulative effect of changes in
        accounting principles                        --         --    (27,295)
    Changes in Assets and Liabilities
      Accounts receivable                       (15,321)    (6,015)    (3,554)
      Fuel inventory                             (3,556)    (5,982)    12,325
      Accounts payable                          (35,101)    (5,765)   (22,386)
      Accrued taxes                               2,228     25,617     (9,311)
      Over- and under-recovered fuel costs       66,712     (1,167)   (57,386)
      Accrued restructuring charges              (1,085)   (20,245)        --
      Other deferred credits                      2,022      1,444      6,295
      Other                                       1,910     (4,575)    29,928
                                                299,818    311,475    278,567
INVESTING ACTIVITIES
    Construction expenditures                  (150,372)  (174,993)  (177,120)
    Allowance for borrowed funds used
      during constriction                        (4,072)    (2,474)    (1,544)
                                               (154,444)  (177,467)  (178,664)
FINANCING ACTIVITIES
    Proceeds from issuance of long-term
      debt                                      337,828     99,190    441,131
    Retirement of long-term debt                     --       (459)      (431)
    Reacquisition of long-term debt            (295,938)      (618)  (573,776)
    Retirement of preferred stock                    --    (27,021)    (6,578)
    Special deposits for reacquisition of
      long-term debt                                 --         --    145,482
    Change in advances from affiliates           15,014     (9,845)    79,399
    Payment of dividends                       (200,037)  (197,048)  (186,361)
                                               (143,133)  (135,801)  (101,134)
Net Change in Cash and Cash Equivalents           2,241     (1,793)    (1,231)
Cash and Cash Equivalents at Beginning of
   Year                                             642      2,435      3,666
Cash and Cash Equivalents at End of Year         $2,883       $642     $2,435

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized     $115,845   $114,980   $116,664
    Income taxes paid                           $37,151    $28,166     $3,631



                 The accompanying notes to financial statements
                    are an integral part of these statements.

                               CPL
       2-86
CPL
Statements of Capitalization
Central Power and Light Company
                                                       As of December 31,
                                                       1995         1994
                                                          (thousands)
COMMON STOCK EQUITY                                 $1,437,332   $1,431,354

PREFERRED STOCK
Cumulative $100 Par Value,
  Authorized 3,035,000 shares
                      Number            Current
                      of Shares         Redemption
Series                Outstanding       Price
Not Subject to Mandatory
   Redemption
   4.00%                100,000         $105.75         10,000       10,000
   4.20%                 75,000         $103.75          7,500        7,500
   7.12%                260,000         $101.00         26,000       26,000
   8.72%                500,000         $100.00         50,000       50,000
Auction Money Market    750,000         $100.00         75,000       75,000
Auction Series A        425,000         $100.00         42,500       42,500
Auction Series B        425,000         $100.00         42,500       42,500
Issuance Expense                                        (3,149)     (3,149)
                                                       250,351     250,351
LONG-TERM DEBT
First Mortgage Bonds
    Series J, 6 5/8%, due January 1, 1998               28,000      28,000
    Series L, 7%, due February 1, 2001                  36,000      36,000
    Series T, 7 1/2%, due December 15, 2014*
      (Matagorda)                                      111,700     111,700
    Series U, 9 3/4%, due July 1, 2015* (Matagorda)         --      31,765
    Series Z, 9 3/8%, due December 1, 2019                  --     139,405
    Series AA, 7 1/2%, due March 1, 2020* (Matagorda)   50,000      50,000
    Series BB, 6%, due October 1, 1997                 200,000     200,000
    Series CC, 7 1/4%, due October 1, 2004             100,000     100,000
    Series DD, 7 1/8%, due December 1, 1999             25,000      25,000
    Series EE, 7 1/2%, due December 1, 2002            115,000     115,000
    Series FF, 6 7/8%, due February 1, 2003             50,000      50,000
    Series GG, 7 1/8%, due February 1, 2008             75,000      75,000
    Series HH, 6%, due April 1, 2000                   100,000     100,000
    Series II, 7 1/2%, due April 1, 2023               100,000     100,000
    Series JJ, 7 1/2%, due May 1, 1999                 100,000     100,000
    Series KK, 6 5/8%, due July 1, 2005                200,000          --
Installment Sales Agreements - PCRBs
    Series 1974A, 7 1/8%, due June 1, 2004 (Nueces)         --       8,700
    Series 1977, 6%, due November 1, 2007 (Guadalupe)       --      34,235
    Series 1984, 7 7/8%, due September 15, 2014 (Red
      River)                                             6,330       6,330
    Series 1984, 10 1/8%, due October 15, 2014
      (Matagorda)                                           --      68,870
    Series 1986, 7 7/8%, due December 1, 2016
      (Matagorda)                                       60,000      60,000
    Series 1993, 6%, due July 1, 2028 (Matagorda)      120,265     120,265
    Series 1995, 6.10%, due July 1, 2028 (Matagorda)   100,635          --
    Series 1995, variable rate, due November 1, 2015
     (Guadalupe)                                        40,890          --
Notes Payable, 6 1/2%, due December 8, 1995                231         448
Unamortized Discount                                    (6,115)    (11,655)
Unamortized Costs of Reacquired Debt                   (95,358)    (81,947)
Amount to be Redeemed Within One Year                      231        (723)
                                                     1,517,347   1,466,393
TOTAL CAPITALIZATION                                $3,205,030  $3,148,098

*Obligations incurred in connection with the sale by public authorities of tax-exempt PCRBs.

                  The accompanying notes to financial statements
                     are an integral part of these statements.



                               CPL
       2-87
CENTRAL POWER AND LIGHT COMPANY
NOTES TO FINANCIAL STATEMENTS


1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  See CSW's NOTE 1 on pages 2-32 to 2-37.


2.LITIGATION AND REGULATORY PROCEEDINGS

       CPL Rate Review
       On November 6, 1995, CPL filed with the Texas Commission a request to increase its retail base rates by $71 million and reduce its annual retail fuel factors by $17 million. The net effect of these proposals would be an increase of $54 million, or 4.6%, in total annual retail revenues based on a test year ended June 30, 1995. CPL is not seeking interim rate relief, but will implement bonded rates in May 1996, the earliest date permitted by law. CPL also is seeking to reconcile $229 million of fuel costs incurred during the period July 1, 1994 through June 30, 1995. CPL's previous request to reconcile fuel costs from March 1, 1990 to June 30, 1994 in Docket No. 13650 was consolidated with the current rate review. If the requested increase and other adjustments in rate structure are approved, CPL has committed not to increase its base rates prior to January 1, 2001, subject to certain force majeure events.

       CPL is requesting this rate review in large part as a result of the expiration of the amortization of its Mirror CWIP liability. The Mirror CWIP liability was amortized to income in declining amounts over a five-year period from 1991 through 1995 pursuant to rate settlements reached by CPL in 1990 and 1991. In 1995, Mirror CWIP provided $41 million in non-cash earnings at CPL. Also included in the request are proposals by CPL to accelerate recovery of nuclear and regulatory assets as a way to proactively address certain assets that could possibly be unrecoverable or stranded in a more competitive electric utility industry. In a preliminary order issued December 21, 1995, the Texas Commission expanded the scope of the rate review to address certain competitive issues facing the electric utility industry. The competitive issues to be addressed by CPL in a supplemental filing due April 1, 1996, are: (i) the calculation of rates on an unbundled or functional basis (i.e., generation, transmission and distribution); (ii) the current value of CPL's generating assets as compared to estimates of the market value of such assets under alternate future industry structures; (iii) the application of performance based ratemaking; (iv) potential revisions in the methodology of reconciling and recovering fuel costs; and (v) the Texas Commission's authority to introduce competition in the electric utility industry under existing law.

       On February 13, 1996, intervening parties filed testimony in the revenue requirements phase of CPL's base rate case. Among the parties that filed testimony were the OPUC which recommended a base rate decrease of approximately $75 million on a total company basis and the Cities which recommended a base rate reduction of approximately $52 million on a total company basis.

       On February 20, 1996, the Staff filed testimony recommending an increase in total company base rates of approximately $30 million. Certain elements of the Staff's proposal are described below.

       The Staff recommended a return on common stock equity of 11.35% compared to the 12.25% return on common equity requested by CPL. The Staff recommended a disallowance of $16 million in costs billed for administrative services by CSW Services to CPL on the basis that the specific benefits to CPL were not clearly identified. Additionally, the Staff recommended a $7 million reduction in CPL's current annual depreciation accrual and a $3 million reduction in CPL's requested accrual for decommissioning

                                 CPL
       2-88
  STP. A comparison of the Staff's recommendation for a base rate increase, compared to CPL's claimed revenue deficiency is provided in the CPL RATE REVIEW COMPARISON table.

                  CPL RATE REVIEW COMPARISON (unaudited)
                               (millions)

            CPL revenue deficiency (1)                 $103
            Return on common equity                     (21)
            CSW Services expenses                       (16)
            Depreciation expense                         (7)
            Decommissioning expense                      (3)
            Miscellaneous items                         (26)
            Staff recommended revenue increase (2)      $30

            (1) The total company rate increase requested by CPL was reduced from $103 million to $78 million ($71 million allocated to the Texas retail jurisdiction) in accordance with rate settlements entered into by CPL in 1990 and 1991.
            (2) The Staff recommended that CPL be granted a $23 million base rate increase and an annual increase of $7 million in customer service charges.

       The Staff and Cities recently filed testimony on the fuel portion of the rate case recommending a reduction to CPL's eligible fuel costs of $16 million and $32 million, respectively.

       After completion of hearings in all phases of the rate case, which began in late February 1996 and are expected to conclude during the third quarter of 1996, the ALJs assigned to hear the case will issue a proposal for decision for consideration by the Texas Commission. Testimony filed by parties to the rate case, including the Staff, is not binding on either the ALJs or the Texas Commission. A final decision on the rate request is not anticipated from the Texas Commission prior to December 1996.

       CPL's management cannot predict the ultimate outcome of CPL's rate case, although management believes that the ultimate resolution will not have a material adverse effect on CPL's results of operations or financial condition. However, if CPL ultimately is unsuccessful in obtaining adequate rate relief, CPL could experience a material adverse effect on its results of operations and financial condition.

       CPL 1995 Agreement
       On April 5, 1995, CPL reached an agreement in principle with other parties to pending regulatory proceedings involving base rate, fuel and prudence issues relating to an outage experienced at STP during 1993 and 1994. On May 16, 1995, CPL filed the CPL 1995 Agreement with the Texas Commission. Pursuant to the CPL 1995 Agreement, base rate refunds, fuel refunds and the reduction of CPL's fuel factors were implemented during the summer of 1995. Under the CPL 1995 Agreement, CPL provided customers a one-time base rate refund of $50 million. In addition, CPL refunded approximately $30 million in over-recovered fuel costs through April 1995. Furthermore, CPL did not charge customers for $62.25 million in replacement power costs and related interest primarily associated with the 1993-1994 STP outage. The CPL 1995 Agreement did not result in any ongoing change in base rate levels and provided that there would be no new rate review requests filed prior to September 28, 1995. CPL also reduced its fuel factors, effective in July 1995, by approximately $55 million on an annual basis due to projections of lower fuel costs. Hearings on the CPL 1995 Agreement were held on July 19, 1995, and the final written Texas Commission order approving the CPL 1995 Agreement was received on October 4, 1995. Details of the items in the CPL 1995


                               CPL
       2-89
  Agreement and the total 1995 earnings impact for CPL, including certain accounting provisions, are set forth in the following table.

                                           Pre-tax   After-tax
                                              (millions)

      Base rate refund                     $(50.0)   $(32.5)
      Fuel disallowance                     (62.3)    (40.5)
      Wholesale fuel refund                  (3.2)     (2.1)
      Current flowback of excess deferred
        federal income taxes                 34.3      34.3
      Capitalization of previously expensed
        restructuring and rate case costs    27.6      17.9
      Recognition of factoring income        16.1      10.5
      Amortization, interest and other       (6.6)     (4.4)

       CPL Deferred Accounting
       CPL was granted deferred accounting treatment for certain STP Unit 1 and 2 costs by Texas Commission orders issued in October 1990 and December 1990, respectively. In 1994, the Supreme Court sustained deferred accounting as an appropriate mechanism for the Texas Commission to use in preserving the financial integrity of CPL, but remanded CPL's case to the Court of Appeals to consider certain substantial evidence points of error not previously decided by the Court of Appeals given its prior determinations. On August 16, 1995, the Court of Appeals rendered its opinion in the remand proceeding and affirmed the Texas Commission's order in all respects.

       CPL believes that the language of the Supreme Court's opinion suggests that the appropriateness of allowing deferred accounting may be reviewed under a financial integrity standard in the first case in which the deferred STP costs are recovered through rates. If the courts decide that subsequent review under the financial integrity standard is required, that review would be conducted in a remand of the STP Unit 1 and 2 orders. Pending the ultimate resolution of CPL's deferred accounting issues, CPL is unable to predict how its deferred accounting orders will ultimately be resolved by the Texas Commission.

       If CPL's deferred accounting matters are not favorably resolved, CPL could experience a material adverse effect on its results of operations and financial condition. While CPL's management is unable to predict the ultimate outcome of these matters, management believes CPL will receive approval of its deferred accounting orders or will be successful in renegotiation of its rate orders, so that there will be no material adverse effect on CPL's results of operation or financial condition.

       CPL Westinghouse Litigation
       CPL and other owners of STP were plaintiffs in a lawsuit filed in October 1990 in the District Court in Matagorda County, Texas against Westinghouse, seeking damages and other relief. The suit alleged that Westinghouse supplied STP with defective steam generator tubes that are susceptible to stress corrosion cracking. On December 8, 1995, CPL and the other owners of STP settled the lawsuit. While the court order prohibits disclosure of the terms of the settlement, CPL believes the litigation was settled on terms that provided satisfactory consideration to CPL and STP and will not have a material adverse effect on the results of operations or financial condition of CPL.

       CPL Civil Penalties
       In October 1995, the NRC notified HLP of a Notice of Violation and proposed penalties totaling $160,000 related to events that occurred at STP in May 1992. The Notice of Violation and penalties reflect the NRC's belief that certain STP employees were terminated as a result of raising safety concerns with the NRC. The Notice of Violation was the result of a Department of Labor decision and order in April 1995 and is awaiting final action by the Secretary of Labor. HLP is not required to reply to the NRC's Notice of Violation or pay the penalties pending the

                               CPL
       2-90
  Secretary of Labor's final decision. The NRC indicated that the proposed civil penalties reflect minimum penalties allowed because of improvements made to the STP Employee Concerns Program since 1992. CPL's share of any penalty that is ultimately paid would be approximately 25%, reflecting its ownership interest in STP.

        CPL Industrial Road and Industrial Metals Site
        Three suits naming CPL and others as defendants relating to a third-party owned and operated site in Corpus Christi, Texas formerly used for commercial reclamation of used electrical transformers, lead acid batteries and other scrap metals, are currently pending in federal and state court in Corpus Christi, Texas. Plaintiffs' complaints seek damages for alleged property damage and health impairment as a result of operations on the site and cleanup activities. Management cannot predict the outcome of these suits. However, management believes that CPL has defenses to the plaintiffs' complaints and intends to defend the suits vigorously. Management also believes that the ultimate resolution of these matters will not have a material adverse effect on CPL's results of operations or financial condition.

       Other
       CPL is party to various other legal claims, actions and complaints arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on CPL's results of operations or financial condition.


3.COMMITMENTS AND CONTINGENT LIABILITIES

  Construction and Capital Expenditures

       It is estimated that CPL will spend approximately $137 million, including AFUDC, in construction expenditures during 1996. Substantial commitments have been made in connection with this capital expenditure program.

  Fuel Commitments

        To supply a portion of the fuel requirements, CPL has entered into various commitments for procurement of fuel.

  Other Commitments and Contingencies

       CPL Nuclear Insurance
       In connection with the licensing and operation of STP, the owners have purchased the maximum limits of nuclear liability insurance, as required by law, and have executed indemnification agreements with the NRC in accordance with the financial protection requirements of the Price-Anderson Act.

       The Price-Anderson Act, a comprehensive statutory arrangement providing limitations on nuclear liability and governmental indemnities, is in effect until August 1, 2002. The limit of liability under the Price-Anderson Act for licensees of nuclear power plants is $8.92 billion per incident, effective as of January 1995. The owners of STP are insured for their share of this liability through a combination of private insurance amounting to $200 million and a mandatory industry-wide program for self-insurance totaling $8.72 billion. The maximum amount that each licensee may be assessed under the industry-wide program of self-insurance following a nuclear incident at an insured facility is $75.5 million per reactor, which may be adjusted for inflation, plus a five percent charge for legal expenses, but not more than $10 million per reactor for each nuclear incident in any one year. CPL and each of the other STP owners are subject to such assessments, which CPL and other owners have agreed will be allocated on the basis of their respective ownership interests in STP. For purposes of these assessments, STP has two licensed reactors.

                               CPL
       2-91

       The owners of STP currently maintain on-site decontamination liability and property damage insurance in the amount of $2.75 billion provided by ANI and NEIL. Policies of insurance issued by ANI and NEIL stipulate that policy proceeds must be used first to pay decontamination and cleanup costs before being used to cover direct losses to property. Under project agreements, CPL and the other owners of STP will share the total cost of decontamination liability and property insurance for STP, including premiums and assessments, on a pro rata basis, according to each owner's respective ownership interest in STP.

       CPL purchases, for its own account, a NEIL I Business Interruption and/or Extra Expense policy. This insurance will reimburse CPL for extra expenses incurred for replacement generation or purchased power as the result of a covered accident that shuts down production at one or both of the STP Units for more than 21 consecutive weeks. In the event of an outage of STP Units 1 and 2 and the outage is the result of the same accident, insurance will reimburse CPL up to 80% of the single unit recovery. The maximum amount recoverable for a single unit outage is $86.02 million for Unit 1 and $85.96 million for Unit 2. CPL is subject to an additional assessment up to $1.6 million for the current policy year in the event that insured losses at a nuclear facility covered under the NEIL I policy exceeds the accumulated funds available under the policy.

       On August 28, 1994, CPL filed a claim under the NEIL I policy relating to the 1993-1994 outage at STP Units 1 and 2.
  NEIL has denied the claim. CPL management is currently evaluating its options regarding this claim, but cannot predict the ultimate outcome of this matter.

4.INCOME TAXES
  See CSW's NOTE 4.

5.BENEFIT PLANS
  See CSW's NOTE 5.

6.JOINTLY OWNED ELECTRIC UTILITY PLANT
  See CSW's NOTE 6.

7.FINANCIAL INSTRUMENTS
  See CSW's NOTE 7.

8.LONG-TERM DEBT
  See CSW's NOTE 8.

9.PREFERRED STOCK
  See CSW's NOTE 9.

10. SHORT-TERM FINANCING
  See CSW's NOTE 10.

11. QUARTERLY INFORMATION
  See CSW's NOTE 14 on pages 2-64 and 2-65.




CSW's NOTE 4 through NOTE 10 are found on pages 2-48 through 2-60.


                               CPL
       2-92
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Central Power and
Light Company:

     We have audited the accompanying balance sheets and statements of capitalization of Central Power and Light Company (a Texas corporation and a wholly owned subsidiary of Central and South West Corporation) as of December 31, 1995 and 1994, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of CPL's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Power and Light Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

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



Arthur Andersen LLP

Dallas, Texas
February 28, 1996









                               CPL
       2-93
REPORT OF MANAGEMENT

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

     CPL believes that, in all material respects, its system of internal controls over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition functioned effectively as of December 31, 1995.




Robert R. Carey                                  R. Russell Davis
President and CEO - CPL                          Controller - CPL






                               CPL
       2-94










                       PUBLIC SERVICE COMPANY
                             OF OKLAHOMA



















                               PSO
       2-95
SELECTED FINANCIAL DATA

     The following selected financial data for each of the five years ended December 31 is provided to highlight significant trends in the financial condition and results of operations for PSO.
Certain financial statement items for prior years have been reclassified to conform to the most recent period presented.

                           1995       1994     1993 (1)     1992       1991
                                    (thousands, except ratio data)
INCOME STATEMENT DATA
Revenues                 $690,823   $740,496   $707,536   $622,092   $650,942
Operating expenses and
  taxes                   579,054    642,238    635,380    543,996    564,146
Operating income          111,769     98,258     72,156     78,096     86,796
Other income and
  deductions                3,544      2,027      1,627       (591)    (1,078)
Interest charges           33,485     32,019     33,287     31,943     32,489
Net income                 81,828     68,266     46,719     45,562     53,229
Net income for common
  stock                    81,012     67,450     45,903     44,746     52,413

BALANCE SHEET DATA
Assets                  1,480,816  1,465,114  1,420,379  1,351,201  1,308,075
Common stock equity       487,511    461,499    435,049    429,146    419,400
Preferred stock            19,826     19,826     19,826     19,826     19,826
Long-term debt            379,250    402,752    401,255    408,731    368,219
Current liabilities (2)   236,212    223,461    206,004    120,140    136,295
Capitalization ratios
  Common stock equity       55.0%      52.2%      50.8%      50.0%      51.9%
  Preferred stock            2.2        2.2        2.3        2.3        2.5
  Long-term debt            42.8       45.6       46.9       47.7       45.6
Ratio of earnings to fixed
  charges (SEC Method)
  before cumulative
  effect of changes in
  accounting principles      4.32       4.03       2.78       2.95       3.33


     (1) Earnings in 1993 were significantly affected by restructuring charges, the $6 million cumulative effect of changes in accounting principles and the establishment of reserves for fuel and other properties. Pro forma amounts, assuming that the change in accounting for unbilled revenues had been adopted retroactively, are not materially different from amounts reported for prior years and therefore have not been restated.
     (2) Includes net unbilled factored accounts receivable in 1994 and 1995.











                               PSO
       2-96
PUBLIC SERVICE COMPANY OF OKLAHOMA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     Reference is made to PSO's Consolidated Financial Statements and related Notes to Consolidated Financial Statement and Selected Financial Data. The information contained therein should be read in conjunction with, and is essential to understanding, the following discussion and analysis.


OVERVIEW

     Net income for common stock for 1995 was $81 million, representing a 20% increase from 1994 net income for common stock of $67 million. The increase was due primarily to decreased operating and maintenance expenses and the sale of a non-utility fiber optic telecommunication property during 1995.

     Net income for common stock for 1994 was $67 million, a 47% increase from 1993. The increase was due primarily to increased energy sales to retail customers and sales for resale to other electric utilities due to increased market place demand and the 1993 restructuring charges of $25 million.


RESTRUCTURING

     During 1993, CSW announced a restructuring under which the CSW System restructured the Electric Operating Companies (including PSO) under a new business unit called CSW Electric and centralized many common service functions into CSW Services in order to reduce costs and improve efficiency and productivity. The restructuring included restaffing positions throughout the CSW System and a reduction in the workforce by more than 7% system-wide. PSO's restructuring costs were initially estimated to be $25 million and were expensed in 1993. The actual costs of the restructuring, approximately $24 million, were incurred primarily during 1994. PSO has realized a number of benefits from the restructuring, including increased efficiencies and synergies through the elimination of previously duplicated functions.


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

     Construction Expenditures
     PSO maintains a continuing construction program, the nature and extent of which is based upon current and estimated future demands upon the system. Planned construction expenditures for PSO for the next three years are primarily to improve and expand distribution facilities and will be funded primarily through internally generated funds. These improvements will be required to meet the anticipated needs of new customers and the growth in the requirements of existing customers. Construction expenditures, including AFUDC, for PSO were approximately $102 million in 1995, $131 million in 1994 and $95 million in 1993. PSO's estimated total construction expenditures, including AFUDC, for the years 1996 through 1998 are presented in the following table.


                               PSO
       2-97

                   CONSTRUCTION EXPENDITURES

                          1996    1997    1998   Total
                                    (millions)

          Generation       $11     $15     $12     $38
          Transmission       3       3       3       9
          Distribution      40      39      39     118
          Other             14      15      15      44
                           $68     $72     $69    $209

     The foregoing consists of forward looking information and, accordingly, actual results may differ materially from such projected information due to changes in the underlying assumptions. Such assumptions are based on numerous factors, including factors such as the rate of load growth, escalation of construction costs, changes in lead times in manufacturing, inflation, the availability and pricing of alternatives to construction, environmental and other regulation, delays from regulatory hearings, adequacy of rate relief and the availability of necessary external capital. Changes in those and other factors could cause PSO to defer or accelerate construction or to sell or buy more power, which would affect its cash position, revenues and income to an extent that cannot now be reliably predicted.

     Although PSO does not believe that it will require substantial additions of generating capacity through the end of the decade, the CSW System's internal resource plan presently anticipates that any additional capacity needs will come from a variety of sources including projected coal- and lignite-fired generating plants for which PSO has invested approximately $38 million in prior years for plant sites, engineering studies and lignite reserves. Should future plans exclude these plants for environmental, economical or other reasons, PSO would evaluate the probability of recovery of these investments and may record appropriate reserves.

     Long-Term Financing
     As of December 31, 1995, the capitalization ratios of PSO were 55% common stock equity, 2% preferred stock and 43% long-term debt. PSO's embedded cost of long-term debt was 7.5% at December 31, 1995. PSO continually monitors the capital markets for opportunities to lower its cost of capital through refinancing. PSO continues to be committed to maintaining financial flexibility by maintaining a strong capital structure and favorable securities ratings which should allow funds to be obtained from the capital markets when required.

     In February 1996, PSO filed a shelf registration statement with the SEC for the sale of up to $75 million of Senior Notes. In March 1996, PSO issued $30 million of MTNs, Series A under the shelf registration statement described in the preceding sentence. The proceeds were used to repay a portion of PSO's short-term borrowing and to reimburse PSO's treasury for the scheduled maturity of $25 million aggregate principal amount of FMBs on March 1, 1996. PSO may offer the remaining $45 million of Senior Notes available under its shelf registration statement from time to time subject to market conditions and other factors. The proceeds of any such offering may be used to redeem FMBs, repay short-term debt or provide working capital.

     Short-Term Financing
     PSO, together with other members of CSW System, has established a CSW System money pool to coordinate short-term borrowings. These loans are unsecured demand obligations at rates approximating the CSW System's commercial paper borrowing costs. At December 31, 1995 PSO's short-term borrowing limit from the money pool was approximately $93 million. During 1995, the annual weighted average interest rate on PSO's borrowings was 6.1% and the average amount of PSO's short-term borrowings outstanding was $54 million. The

                               PSO
       2-98
maximum amount of PSO's short-term borrowings outstanding during 1995 was $90 million, which was the amount outstanding at January
25, 1995.

     Internally Generated Funds
     Internally generated funds consist of cash flows from operating activities less common and preferred stock dividends. PSO utilizes short-term debt to meet fluctuations in working capital requirements due to the seasonal nature of energy sales. PSO anticipates that capital requirements for the period 1996 to 1998 will be met, in large part, from internal sources. PSO also anticipates that some external financing will be required during the period, but the nature, timing and extent have not yet been determined. Information concerning internally generated funds is presented in the following table.

                                           1995   1994  1993
                                            ($ in millions)

       Internally Generated Funds           $88   $110   $93

       Construction Expenditures Provided
         by Internally Generated Funds      87%    85%   99%

     Sales of Accounts Receivable
     PSO sells its billed and unbilled accounts receivable, without recourse, to CSW Credit. The sales provide PSO with cash immediately, thereby reducing working capital needs and revenue requirements. The average and year end amounts of accounts receivable sold were $80 million and $71 million, respectively, in 1995, as compared to $91 million and $72 million, respectively, in 1994.


RECENT DEVELOPMENTS AND TRENDS

     Competition and Industry Challenges
     Competitive forces at work in the electric utility industry are impacting PSO and electric utilities generally. Increased competition facing electric utilities is driven by complex economic, political and technological factors. These factors have resulted in legislative and regulatory initiatives that are likely to result in even greater competition at both the wholesale and retail level in the future. As competition in the industry increases, PSO will have the opportunity to seek new customers and at the same time be at risk of losing customers to other competitors. Additionally, PSO will continue to compete with suppliers of alternative forms of energy, such as natural gas, fuel oil and coal, some of which may be cheaper than electricity. PSO believes that its prices for electricity and the quality and reliability of its service currently place it in a position to compete effectively in the marketplace.

     The Energy Policy Act, which was enacted in 1992, significantly alters the way in which electric utilities compete. The Energy Policy Act creates exemptions from regulation under the Holding Company Act and permits utilities, including registered utility holding companies and non-utility companies, to form EWGs. EWGs are a new category of non-utility wholesale power producers that are free from most federal and state regulation, including the principal restrictions of the Holding Company Act. These provisions enable broader participation in wholesale power markets by reducing regulatory hurdles to such participation. The Energy Policy Act also allows the FERC, on a case-by-case basis and with certain restrictions, to order wholesale transmission access and to order electric utilities to enlarge their transmission systems. A FERC order requiring a transmitting utility to provide wholesale transmission service must include provisions generally that permit the utility to recover from the FERC applicant all of the costs incurred in connection with the transmission services and any enlargement of the transmission system and associated services. Wholesale energy markets, including the market for wholesale electric power, have been extremely competitive since the enactment of the Energy Policy Act. PSO must compete in the wholesale energy markets with other public utilities, cogenerators, qualified


                               PSO
       2-99
facilities, EWGs and others for sales of electric power. While PSO believes that the Energy Policy Act will continue to make the wholesale markets more competitive, PSO is unable to predict the extent to which the Energy Policy Act will impact PSO operations.

     On March 29, 1995, consistent with the direction of the Energy Policy Act, the FERC announced in a NOPR a requirement that each public utility that owns and controls transmission facilities in interstate commerce must unbundle its services and file open access transmission tariffs under which such utility will offer comparable open access transmission services to its transmission customers. In addition, the FERC revised its proposed mechanisms by which utilities will be permitted to recover stranded investment costs expected to be brought about by the proposed changes. On August 7, 1995, CSW filed comments on the proposed approach in the NOPR with the FERC.
Although CSW supports the concept of comparable open access for the nation's transmission service, CSW believes that certain changes must be made in the FERC's proposed approach of implementing the open transmission system. First, with respect to the issue of stranded investments, the FERC proposed that customers who left the utility company pay for a portion, but not all, of the costs incurred by the owner of existing facilities that are not utilized as a result of the loss of such customers. CSW raised concerns about the FERC's proposed methodology for addressing stranded investment because it did not, in CSW's view, provide for the fair recovery of the full amount previously invested. Second, CSW proposed that the FERC adopt a "power flow pricing" approach whereby all electric systems that incur costs because of a transmission transaction are compensated, as opposed to the traditional "postage stamp" method whereby only the companies that are directly involved in the actual purchase and sale of the electricity are compensated or charged.

     On February 9, 1996, PSO filed at the FERC complete sets of open access transmission tariffs for the Southwest Power Pool. These tariffs substantially reflect the pro forma tariffs attached to the FERC's March 29, 1995 NOPR. Open access and market pricing should increase marketing opportunities for PSO, but may also expose it to the risk of loss of load or reduced revenues due to competition with alternate suppliers.

     Increasing competition in the utility industry brings an increased need to stabilize or reduce rates. The retail regulatory environment is beginning to shift from traditional rate base regulation to incentive regulation. Incentive rate and performance-based plans encourage efficiencies and increased productivity while permitting utilities to share in the results. Retail wheeling, a major industry issue which may require utilities to "wheel" or move power from third parties to their own retail customers, is evolving gradually. Many states throughout the country currently have legislation introduced to investigate the issue. In Oklahoma, a legislative task force is examining state laws affecting retail electric companies. Issues being addressed include retail wheeling, territorial boundaries, taxes and condemnations.

     PSO believes that retail competition would harm the best interests of PSO's customers and security holders unless PSO receives fair recovery of the full amounts previously invested to finance power plants. These investments, which were reasonably incurred, were made by PSO to meet its obligation to serve the public interest, necessity and convenience. This obligation has existed for nearly a century and remains in force under current law. PSO intends to strongly oppose attempts to impose retail competition without just compensation for the risks and investments PSO undertook to serve the public's demand for electricity.

     PSO is unable to predict the ultimate outcome or impact of competitive forces on the electric utility industry or on PSO. As the wholesale and retail electricity markets become more competitive, however, the principal factor determining success is likely to be price, and to a lesser extent, reliability, availability of capacity, and customer service.

     Regulatory Accounting
     Consistent with industry practice and the provisions of SFAS
No. 71, which allows for the recognition and recovery of regulatory assets, PSO has recognized significant regulatory assets and liabilities. Management believes that PSO will continue to meet the


                               PSO
       2-100
criteria for following SFAS No. 71. However, in the event PSO no longer meets the criteria for following SFAS No. 71, a write-off of regulatory assets and liabilities would be required. For additional information regarding SFAS No. 71 reference is made to NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.


ENVIRONMENTAL MATTERS

     The operations of PSO, like those of other utility systems, generally involve the use and disposal of substances subject to environmental laws. CERCLA, the federal "Superfund" law, addresses the cleanup of sites contaminated by hazardous substances. Superfund requires that PRPs fund remedial actions regardless of fault or the legality of past disposal activities. PRPs include owners and operators of contaminated sites and transporters and/or generators of hazardous substances. Many states have similar laws. Legally, any one PRP can be held responsible for the entire cost of a cleanup. Usually, however, cleanup costs are allocated among PRPs.

     PSO is subject to various pending claims alleging that it is a PRP under federal or state remedial laws for investigating and cleaning up contaminated property. PSO anticipates that resolution of these claims, individually or in the aggregate, will not have a material adverse effect on PSO's results of operations or financial condition. Although the reasons for this expectation differ from site to site, factors that are the basis for the expectation for specific sites include the volume and/or type of waste allegedly contributed by PSO, the estimated amount of costs allocated to PSO and the participation of other parties. See ITEM 1-BUSINESS and
NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional discussion regarding environmental matters.


NEW ACCOUNTING STANDARDS

     SFAS No. 121
     In March 1995, the FASB issued SFAS No. 121 to be effective for financial statements for fiscal years beginning after December 15, 1995. The statement establishes a two-fold test for identification and quantification of an impaired asset. The first test in determining an impairment is to compare the sum of expected future cash flows (undiscounted and without interest charges) related to an asset to the carrying amount of the asset. If the sum of expected cash flows is not sufficient to recover the carrying value of the asset, then an impairment is recognized. Once an impairment is identified, the second part of the test is applied to quantify the amount of the impairment. The statement lists several alternative methods of establishing fair market value and quantifying the impairment. Cash flows used to measure possible impairment of an asset are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. For PSO, the lowest independently identifiable cash flow level used for this analysis is jurisdictional rates charged to customers.

     PSO will adopt SFAS No. 121 in the first quarter of 1996.
Under the current regulatory environment, PSO does not expect the adoption of SFAS No. 121 to have a significant impact on PSO's consolidated results of operations or financial condition. However, future developments in the electric industry and utility regulation could jeopardize the full recovery of the carrying cost of certain investments. Consequently, PSO is monitoring the changing conditions facing the electric utility industry.

     SFAS No. 123
     SFAS No. 123 was issued in October 1995 with an effective date for transactions entered into after December 15, 1995. This statement requires the use of an option pricing model to calculate the value of stock-based compensation transactions where such value cannot otherwise be determined, but then allows for two alternative


                               PSO
       2-101
methods of reporting the transactions. One method recognizes this value as a cost of compensation and as an expense for the current period. The alternative method permits footnote disclosure of the compensation cost, without charging the amount against current earnings.

     As provided by the provisions of SFAS No. 123, PSO will continue to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and adopt the disclosure requirements of SFAS No. 123 in 1996. Accordingly, the adoption of SFAS No. 123 will not impact PSO's consolidated results of operations or financial condition.


RESULTS OF OPERATIONS

     Electric Operating Revenues
     Electric operating revenues decreased 7% to $690.8 million during 1995 from $740.5 million during 1994. The decrease in 1995 was due primarily to decreased fuel recovery and a decrease in weather-related retail customer demand partially offset by customer growth.

     Electric operating revenues for 1994 increased 5% to $740.5 million from $707.5 million during 1993. The increase in 1994 reflected an increase of approximately 8% in KWH sales resulting from increased sales for resale to other electric utilities due to increased marketplace demand, partially offset by lower unit fuel costs as described below. Additionally, 1994 was affected by increased fuel revenue as discussed below.

     Fuel
     Fuel expense was $273.5 million during 1995, which represented a 14% decrease compared to $316.5 million during 1994. The decrease was primarily attributable to a reduction in the over-recovery of fuel costs, as well as a reduction in average fuel costs from $1.96 per Mmbtu in 1994 to $1.73 per Mmbtu in 1995. The decrease in average unit fuel costs was attributable to the settlement of certain coal transportation litigation and a reduction in the spot market price of natural gas. The decrease was partially offset by a 3% increase in KWH generation.

     Fuel expense for 1994 increased approximately 6% to $316.5 million in 1994 from $298.9 million in 1993. Fuel expense for 1994 increased primarily as a result of the termination of the FUSER Program effective October 1993. See ITEM 1-BUSINESS for additional information relating to the FUSER program. In 1994, fuel expense was also affected by a 17% increase in KWH generation and an over-recovery of fuel costs from customers, which was previously recorded as deferred fuel, offset in part by a reduction in average unit fuel costs. The average unit fuel cost for 1994 was $1.96 per Mmbtu, a decrease of approximately 18% from 1993 levels. The decrease in per unit fuel cost reflects the reversal of prior years accruals for potential liabilities related to coal transportation, as well as lower costs for natural gas and coal.

     Purchased Power
     Purchased power expenses decreased approximately 32% to $23.6 million for 1995 from $34.9 million in 1994. Purchased power expenses for 1994 increased approximately $2.2 million or 7% when compared to 1993. Both 1995 and 1994 were impacted by the 1994 increases in purchases of economy energy.

     Other Operating Expenses
     Other operating expenses decreased 3% to $116.7 million during 1995 from $120.2 million during 1994. The decrease was due primarily to a net decrease in customer related expenses, decreased distribution meter expenses and the realization of savings from cost containment efforts. The decreases were offset in part by increases in employee related costs and additional transmission expenses associated with the completion and placement in service of a new HVdc tie in 1995.


                               PSO
       2-102
     Other operating expenses in 1994 were $120.2 million, a decrease of 5% when compared to other operating expenses of $127.1 million in 1993. The decrease was due to the 1993 write-off of approximately $5 million of certain lignite properties and accrued mine reclamation expenses of approximately $3 million.

    Restructuring Charges
    Restructuring charges reflect the original accrual of $25 million in 1993 which was subsequently reduced by $0.2 million and $0.5 million in 1994 and 1995, respectively, resulting in total restructuring costs of $24.3 million.

     Maintenance
     Maintenance expenses in 1995 decreased 21% to $35.4 million from $44.9 million in 1994 as a result of the 1994 write-off of certain deferred expenses associated with the Tulsa Power Station. Also contributing to the decrease was the realization of savings from cost containment efforts.

     Depreciation and Amortization
     Depreciation and amortization expense increased $4.6 million and $4.0 million in 1995 and 1994, respectively, when compared to the prior years due primarily to increases in depreciable property.

     Income Taxes
     Income tax expense in 1995 was affected by higher pre-tax income, offset by prior year tax adjustments. Income tax expense increased approximately $15.2 million or 69% in 1994 as compared to 1993 primarily as a result of increased pre-tax income.

     Other Income and Deductions
     Other income and deductions increased $1.3 million for 1995 when compared to 1994 primarily as a result of a $2.7 million gain on the sale of non-utility fiber optic telecommunication property, offset in part by an adjustment to reallocate parent company tax benefits.

     Interest Charges
     Interest on short-term debt and other for 1995 increased 65% to $6.4 million from $3.8 million in 1994. The increase was due primarily to higher levels of short-term debt outstanding at higher interest rates. Interest on long-term debt for 1994 decreased approximately $1.8 million or 6% as a result of the refinancing in 1993 of higher cost debt. This decrease was offset in part by increases in short-term borrowings.

     Cumulative Effect of Changes in Accounting Principles
     PSO implemented a number of accounting changes in 1993. These included the adoption of SFAS No. 112 and SFAS No. 109. PSO also changed its method of accounting for unbilled revenues. These accounting changes had a cumulative effect of increasing net income approximately $6 million.

     Inflation
     Annual inflation rates, as measured by the national Consumer Price Index, have averaged approximately 2.8% during the three years ended December 31, 1995. PSO believes that inflation, at this level, does not materially affect its consolidated results of operations or financial condition. However, under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical plant costs may not be adequate to replace plant in future years.








                               PSO

       2-103
PSO
Consolidated Statements of Income
Public Service Company of Oklahoma
                                          For the Years Ended December 31,
                                          1995         1994          1993
                                                    (thousands)
  Electric Operating Revenues
    Residential                         $280,127      $296,159      $296,027
    Commercial                           210,875       227,488       222,598
    Industrial                           147,811       165,200       149,762
    Sales for resale                      34,273        35,458        18,248
    Other                                 17,737        16,191        20,901
                                         690,823       740,496       707,536
Operating Expenses and Taxes
    Fuel                                 273,533       316,470       298,905
    Purchased power                       23,584        34,906        32,711
    Other operating                      116,663       120,221       127,072
    Restructuring charges                   (488)         (197)       24,995
    Maintenance                           35,356        44,847        45,777
    Depreciation and amortization         67,657        63,096        59,133
    Taxes, other than income              25,147        25,757        24,820
    Income taxes                          37,602        37,138        21,967
                                         579,054       642,238       635,380
Operating Income                         111,769        98,258        72,156

Other Income and Deductions
    Allowance for equity funds
      used during construction            1,270         1,094         1,096
    Other                                 2,274           933           531
                                          3,544         2,027         1,627
Income Before Interest Charges          115,313       100,285        73,783

Interest Charges
    Interest on long-term debt           29,594        29,594        31,410
    Interest on short-term debt
      and other                           6,355         3,844         2,729
    Allowance for borrowed funds
      used during construction           (2,464)       (1,419)         (852)
                                         33,485        32,019        33,287
 Income Before Cumulative Effect of
     Changes in Accounting Principles    81,828        68,266        40,496

 Cumulative Effect of Changes in
   Accouting Principles                      --            --         6,223

Net Income                               81,828        68,266        46,719
  Preferred stock dividends                 816           816           816
Net Income for Common Stock             $81,012       $67,450       $45,903









       The accompanying notes to consolidated financial statements are an integral part of these statements.

                               PSO
       2-104
PSO
Consolidated Statements of Retained Earnings
Public Service Company of Oklahoma
                                            For the Years Ended December 31,
                                               1995        1994       1993
                                                        (thousands)

Retained Earnings at Beginning of Year       $124,269     $97,819    $91,916
    Net income for common stock                81,012      67,450     45,903
    Deduct:  Common stock dividends            55,000      41,000     40,000
Retained Earnings at End of Year             $150,281    $124,269    $97,819










































       The accompanying notes to consolidated financial statements are an integral part of these statements.


                               PSO
       2-105
PSO
Consolidated Balance Sheets
Public Service Company of Oklahoma
                                                       As of December 31,
                                                        1995        1994
                                                           (thousands)
ASSETS
  Electric Utility Plant
    Production                                         $939,106    $902,602
    Transmission                                        363,692     346,433
    Distribution                                        712,483     668,346
    General                                             182,705     150,898
    Construction work in progress                        56,576      96,133
                                                      2,254,562   2,164,412
  Less - Accumulated depreciation                       924,186     859,894
                                                      1,330,376   1,304,518
Current Assets
    Cash                                                    744       5,453
    Accounts receivable                                  17,957      21,531
    Materials and supplies, at average cost              41,179      39,888
    Fuel inventory, at LIFO cost                         15,765      17,820
    Accumulated deferred income taxes                    10,389       6,670
    Prepayments                                           2,450       7,889
                                                         88,484      99,251

Deferred Charges and Other Assets                        61,956      61,345
                                                     $1,480,816   $1,465,114


























         The accompanying notes to consolidated financial statements are an integral part of these statements.


                               PSO
       2-106
PSO
Consolidated Balance Sheets
Public Service Company of Oklahoma
                                                        As of December 31,
                                                         1995        1994
CAPITALIZATION AND LIABILITIES                              (thousands)
Capitalization
    Common stock:   $15 par value
        Authorized shares:   11,000,000 shares
        Issued 10,482,000 shares and outstanding
        9,013,000 shares                               $157,230    $157,230
    Paid-in capital                                     180,000     180,000
    Retained earnings                                   150,281     124,269
       Total Common Stock Equity                        487,511     461,499
    Preferred stock                                      19,826      19,826
    Long-term debt                                      379,250     402,752
       Total Capitalization                             886,587     884,077

Current Liabilities
    Long-term debt due within 12 months                  25,000          --
    Advances from affiliates                             70,510      55,160
    Payables to affiliates                               40,463      44,367
    Accounts payable                                     23,094      59,899
    Payables to customers                                32,517      22,655
    Accrued taxes                                        27,014      17,356
    Accrued interest                                      9,025       8,867
    Other                                                 8,589      15,157
                                                        236,212     223,461
Deferred Credits
    Accumulated deferred income taxes                   264,353     281,139
    Investment tax credits                               46,222      49,011
    Income tax related regulatory liabilities, net       41,820      18,611
    Other                                                 5,622       8,815
                                                        358,017     357,576
                                                     $1,480,816  $1,465,114



















           The accompanying notes to consolidated financial statements are an integral part of these statements.



                               PSO
       2-107
PSO
Consolidated Statements of Cash Flows
Public Service Company of Oklahoma
                                             For the Years Ended December 31,
                                             1995         1994          1993
                                                       (thousands)
OPERATING ACTIVITIES
    Net Income                                 $81,828   $68,266   $46,719
    Non-cash Items Included in Net Income
        Depreciation and amortization           73,218    67,452    65,242
        Restructuring charges                     (400)     (197)   24,995
        Deferred income taxes and investment
          tax credits                              (85)    4,990     6,700
        Allowance for equity funds used during
          construction                          (1,270)   (1,094)   (1,096)
        Cumulative effect of changes in
          accounting principles                     --        --    (6,223)
    Changes in Assets and Liabilities
        Accounts receivable                      3,574    15,081   (17,299)
        Material and supplies                   (1,291)    1,777     2,872
        Accounts payable                       (22,970)   26,894    (2,963)
        Accrued taxes                            9,658     2,165     4,240
        Accrued restructuring charges             (646)  (15,626)       --
        Other deferred credits                  (3,193)  (17,153)    9,583
        Other                                    5,465      (754)    1,322
                                               143,888   151,801   134,092
INVESTING ACTIVITIES
    Construction expenditures                  (98,415) (128,625)  (92,648)
    Allowance for borrowed funds used during
      construction                              (2,464)   (1,419)     (852)
    Other                                       (7,251)     (335)   (6,125)
                                              (108,130) (130,379)  (99,625)
FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt        --        --   181,194
    Retirement of long-term debt                    --        --   (10,000)
    Reacquisition of long-term debt                 --        --  (189,685)
    Change in advances from affiliates          15,350    23,416    26,454
    Payment of dividends                       (55,817)  (41,814)  (40,816)
                                               (40,467)  (18,398)  (32,853)

Net Change in Cash and Cash Equivalents         (4,709)    3,024     1,614
Cash and Cash Equivalents at Beginning of Year   5,453     2,429       815
Cash and Cash Equivalents at End of Year          $744    $5,453    $2,429

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized     $31,285   $31,459   $34,844
    Income taxes paid                          $27,651   $28,910   $ 9,232










          The accompanying notes to consolidated financial statements are an integral part of these statements.

                               PSO
       2-108
PSO
Consolidated Statements of Capitalization
Public Service Company of Oklahoma
                                                         As of December 31,
                                                          1995       1994
                                                            (thousands)
COMMON STOCK EQUITY                                     $487,511   $461,499

PREFERRED STOCK
(Cumulative $100 Par Value, Authorized 700,000
    shares, redeemable at the option of PSO
    upon 30 days notice)
                         Number         Current
                        of Shares       Redemption
Series                  Outstanding      Price

   4.00%                 97,900         $105.75            9,790      9,790
   4.20%                100,000         $103.19           10,000     10,000
Premium                                                       36         36
                                                          19,826     19,826

LONG-TERM DEBT
First Mortgage Bonds
    Series J, 5 1/4%, due March 1, 1996                   25,000     25,000
    Series K, 7 1/4%, due January 1, 1999                 25,000     25,000
    Series L, 7 3/8%, due March 1, 2002                   30,000     30,000
    Series S, 7 1/4%, due July 1, 2003                    65,000     65,000
    Series T, 7 3/8%, due December 1, 2004                50,000     50,000
    Series U, 6 1/4%, due April 1, 2003                   35,000     35,000
    Series V, 7 3/8%, due April 1, 2023                  100,000    100,000
    Series W, 6 1/2%, due June 1, 2005                    50,000     50,000
Installment sales agreement - PCRBs
    Series A, 5.9%, due December 1, 2007 (OEFA)           34,700     34,700
    Series 1984, 7 7/8%, due September 15, 2014 (Red
      River)                                              12,660     12,660
Unamortized discount                                      (4,415)    (4,756)
Unamortized costs of reacquired debt                     (18,695)   (19,852)
Amount to be redeemed within one year                    (25,000)        --
                                                         379,250    402,752
TOTAL CAPITALIZATION                                    $886,587   $884,077














        The accompanying notes to consolidated financial statements are an integral part of these statements.





                               PSO
       2-109
PUBLIC SERVICE COMPANY OF OKLAHOMA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  See CSW's NOTE 1 on pages 2-32 to 2-37.


2.LITIGATION AND REGULATORY PROCEEDINGS

       PSO Gas Transportation and Fuel Management Fees
       An order issued by the Oklahoma Commission in 1991 required that the level of gas transportation and fuel management fees, paid to Transok by PSO, permitted for recovery through the fuel adjustment clause be reviewed in PSO's 1993 rate proceeding. This portion of the 1993 rate review was subsequently bifurcated. In March 1995, an order was issued by the Oklahoma Commission approving an agreement which allows PSO to recover approximately $28.4 million of transportation and fuel management fees in base rates using 1991 determinants and approximately $1 million through the fuel adjustment clause. The agreement also requires the phase-in of competitive bidding of natural gas transportation requirements in excess of 165 MMcf/d.

       PSO Gas Purchase Contracts
       PSO has been named defendant in complaints filed in federal and state courts of Oklahoma and Texas in 1984 through 1995 by gas suppliers alleging claims arising out of certain gas purchase contracts. The plaintiffs seek relief through the filing dates as well as attorneys' fees. In January 1996, complaints representing approximately $10 million in claims were settled. Remaining complaints currently total approximately $1 million in claimed actual damages. The settlements did not have a material effect on PSO's consolidated results of operations or financial condition. The remaining suits are in the preliminary stages. Management cannot predict the outcome of these proceedings. However, management believes that PSO has defenses to the remaining complaints and intends to defend the suits vigorously. Management also believes that the ultimate resolution of the remaining complaints will not have a material adverse effect on PSO's consolidated results of operations or financial condition.

       PSO PCB Cases
       PSO has been named a defendant in complaints filed in federal and state courts of Oklahoma in 1984, 1985, 1986, 1993 and 1996. The complaints allege, among other things, that some of the plaintiffs and the property of other plaintiffs were contaminated with PCBs and other toxic by-products following certain incidents, including transformer malfunctions, in April 1982, December 1983 and May 1984. To date, all complaints, except for claims representing approximately $13 million in alleged damages and claims filed in February 1996 for additional unspecified actual and punitive damages, have been dismissed, certain of which resulted from settlements among the parties. Management believes that PSO has defenses to the remaining complaints and intends to defend the suits vigorously. Moreover, management believes that the remaining claims are covered under insurance. Management also believes that the ultimate resolution of the remaining complaints will not have a material adverse effect on PSO's consolidated results of operations or financial condition.

       PSO Burlington Northern Transportation Contract
       In June 1992, PSO filed suit in the United States District Court for the Northern District of Oklahoma against Burlington Northern seeking declaratory relief under a long-term contract for the transportation of coal. In July 1992, Burlington Northern asserted counterclaims for unspecified damages against PSO alleging that PSO breached the contract. In December 1993, PSO

                               PSO
       2-110
  amended its suit against Burlington Northern seeking damages and declaratory relief under federal and state antitrust laws. In December 1995, PSO and Burlington Northern reached a compromise settlement of all outstanding claims and counterclaims, and the action was dismissed with prejudice. The settlement did not have a material adverse effect on PSO's consolidated results of operations or financial condition.

       PSO Burlington Northern Arbitration
       In May 1994, in an arbitration related to the Burlington Northern coal transportation contract described above, an arbitration panel made an award in favor of PSO concerning basic transportation rates under the coal transportation contract and concerning the contract mechanism for adjustment for future transportation rates. This arbitration award was then the subject of litigation in the United States District Courts for the Northern Districts of Oklahoma and Texas and the United States Court of Appeals for the Tenth Circuit. In December 1995, this litigation was settled as part of the compromise settlement of the related lawsuit described above. Under the settlement, a $16.4 million judgment by the U.S. District Court for the Northern District of Oklahoma confirming the arbitration award became final and was then released and satisfied of record.

       PSO Ash Creek Coal Mine Reclamation
       In August 1994, PSO received approval from the Wyoming Department of Environmental Quality to begin reclamation of a coal mine in Sheridan, Wyoming, owned by Ash Creek, a wholly owned subsidiary of PSO. Ash Creek recorded a $3 million liability in 1993 for the estimated reclamation costs and subsequently accrued an additional $500,000 in 1995. Actual reclamation work commenced in September 1995, with completion expected in late 1996. Surveillance monitoring will continue for ten years after final reclamation. Management believes that ultimate resolution of this matter will not have a material adverse effect on PSO's consolidated results of operations or financial condition.

       PSO MCPC
       In 1989, PSO entered into certain long-term contracts with MCPC, a cogeneration development company located in northeastern Oklahoma. These contracts include: (i) an Interconnection and Interchange Agreement providing terms and conditions under which MCPC could connect its electric generating facilities to PSO's transmission system and providing for future transmission by PSO of specified amounts of MCPC's power to an unaffiliated utility;
  (ii) a Stock/Asset Purchase Agreement which allows PSO under certain conditions to acquire the stock or assets of MCPC; and
  (iii) an Energy Conversion Agreement which required PSO to deliver natural gas to MCPC for conversion to electrical energy to be delivered by MCPC to PSO. Under the Energy Conversion Agreement, PSO had the right to dispatch up to 60 MWH per hour of quick-start capability.

       In 1993, MCPC filed an application with the Oklahoma Commission requesting relief through the modification of the existing Energy Conversion Agreement. An emergency order was issued under MCPC's application which increased the payment made by PSO to MCPC for energy purchases and decreased the amount of firm energy MCPC was required to deliver to PSO. The emergency order was subject to a permanent ruling.

       In July 1993, PSO commenced a lawsuit in the District Court of Tulsa County, Oklahoma, seeking a declaratory judgment that PSO was entitled to terminate the Energy Conversion Agreement as of August 1, 1993, because of a default committed by MCPC. On March 31, 1995, PSO, MCPC and the Oklahoma Commission Staff signed a joint settlement resolving all issues pursuant to the various proceedings before the Oklahoma Commission and the District Court of Tulsa County, Oklahoma. The settlement, among other things, eliminated a requirement that MCPC deliver an annual minimum of 394,200 MWH of Assured Delivery Energy and related provisions associated with underdelivery charges. Most other provisions of the agreement between PSO and MCPC were kept intact. The Oklahoma Commission issued an order in May 1995 approving the settlement. The settlement is on terms satisfactory to PSO and will not have a


                               PSO
       2-111
  material adverse effect on PSO's consolidated results of operations or financial condition.

       Other
       PSO is party to various other legal claims, actions and complaints arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on PSO's consolidated results of operations or financial condition.


3.COMMITMENTS AND CONTINGENT LIABILITIES

       It is estimated that PSO will spend approximately $68 million, including AFUDC, in capital expenditures during 1996.
  Substantial commitments have been made in connection with the 1996 construction program.

       To supply the fuel requirements of its
  generating plants, PSO has entered into various commitments for the procurement of fuel.


4.INCOME TAXES
  See CSW's NOTE 4.

5.BENEFIT PLANS
  See CSW's NOTE 5.

6.JOINTLY OWNED ELECTRIC UTILITY PLANT
  See CSW's NOTE 6.

7.FINANCIAL INSTRUMENTS
  See CSW's NOTE 7.

8.LONG-TERM DEBT
  See CSW's NOTE 8.

9.PREFERRED STOCK
  See CSW's NOTE 9.

10.SHORT-TERM FINANCING
  See CSW's NOTE 10.

11.QUARTERLY INFORMATION
  See CSW's NOTE 14 on pages 2-64 and 2-65.




CSW's NOTE 4 through NOTE 10 are found on pages 2-48 through 2-60.





                               PSO
       2-112
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Public Service Company of Oklahoma:

     We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Public Service Company of Oklahoma (an Oklahoma corporation and a wholly owned subsidiary of Central and South West Corporation) and subsidiary company, as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings and cash flows, for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of PSO's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Service Company of Oklahoma and subsidiary company as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

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



Arthur Andersen LLP

Dallas, Texas
February 28, 1996







                               PSO
       2-113
REPORT OF MANAGEMENT

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

     PSO and its subsidiary believe that, in all material respects, its system of internal controls over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition functioned effectively as of December 31, 1995.






Robert L. Zemanek                                 R. Russell Davis
President and CEO - PSO                           Controller - PSO







                               PSO
       2-114









                        SOUTHWESTERN ELECTRIC
                            POWER COMPANY





























                               SWEPCO
       2-115
SELECTED FINANCIAL DATA

     The following selected financial data for each of the five years ended December 31 is provided to highlight significant trends in the financial condition and results of operations for SWEPCO.
Certain financial statement items for prior years have been reclassified to conform to the most recent period presented.

                           1995       1994     1993 (1)      1992       1991
                                      (in thousands, except ratio data)
INCOME STATEMENT DATA
Revenues                 $836,705   $825,296   $837,192    $778,303   $760,694
Operating expenses and
  taxes                   673,929    679,374    719,135     632,576    617,377
Operating income          162,776    145,922    118,057     145,727    143,317
Other income and
  deductions                4,468      8,235      5,218         669      4,433
Interest charges           50,130     48,445     44,804      51,513     51,126
Net Income                117,114    105,712     81,876      94,883     96,624
Net Income for common
  stock                   113,870    102,351     78,514      91,438     93,159

BALANCE SHEET DATA
Assets                  2,116,719  2,079,207  1,968,285   1,927,320  1,851,108
Common stock equity       682,994    678,122    645,731     647,217    645,780
Preferred stock
  Not subject to
    mandatory redemption   16,032     16,032     16,032      16,032     16,033
  Subject to
    mandatory redemption   33,628     34,828     36,028      37,228     38,416
Long-term debt            598,951    595,833    602,065     532,860    573,626
Current liabilities (2)   287,155    251,457    191,488     205,646     90,436
Capitalization ratios
  Common stock equity       51.3%      51.2%      49.7%       52.5%      50.7%
  Preferred stock            3.7        3.8        4.0         4.3        4.3
  Long-term debt            45.0       45.0       46.3        43.2       45.0
Ratio of earnings to
  fixed charges (SEC
  Method) before
  cumulative effect of
  changes in accounting
  principles                 3.80       3.70       3.27        3.39       3.51


(1) Earnings in 1993 were significantly affected by restructuring charges, the $3 million cumulative effect of changes in accounting principles and the establishment of reserves for fuel properties. Pro forma amounts, assuming that the change in accounting for unbilled revenues had been adopted retroactively, are not materially different from amounts reported for prior years and therefore have not been restated.
(2) Includes net unbilled factored accounts receivable in 1994 and 1995.









                               SWEPCO
       2-116
SOUTHWESTERN ELECTRIC POWER COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     Reference is made to SWEPCO's Financial Statements and related Notes to Financial Statements and Selected Financial Data. The information contained therein should be read in conjunction with, and is essential in understanding, the following discussion and analysis.


OVERVIEW

     Net income for common stock increased 11% during 1995 to approximately $113.9 million from approximately $102.4 million in 1994 due primarily to an increase in non-fuel revenue. The increase in non-fuel revenue was attributable to a 4% increase in KWH sales from weather-related demand and customer growth.

     Net income for common stock increased 30% during 1994 to approximately $102.4 million from approximately $78.5 million in 1993, due primarily to the effects of restructuring costs recorded during 1993.


RESTRUCTURING

     During 1993, CSW announced a restructuring under which the CSW System restructured the Electric Operating Companies (including SWEPCO) under a new business unit called CSW Electric and centralized many common service functions into CSW Services in order to reduce costs and improve efficiency and productivity. The restructuring included restaffing positions throughout the CSW System and a reduction in the workforce by more than 7% system-wide. SWEPCO's restructuring costs were initially estimated to be $25 million and were expensed in 1993. The actual costs of the restructuring, approximately $20 million, were incurred primarily during 1994. SWEPCO is realizing a number of benefits from the restructuring, including increased efficiencies and synergies through the elimination of previously duplicated functions. This leads to enhanced communication and efficiency, which SWEPCO believes should translate into a reduction in the rate of growth in operating and maintenance costs.


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

     Construction Expenditures
     SWEPCO maintains a continuing construction program, the nature and extent of which is based upon current and estimated future demands upon the system. Planned construction expenditures for SWEPCO for the next three years are primarily to improve and expand distribution facilities and will be funded primarily through internally generated funds. These improvements will be required to meet the anticipated needs of new customers and the growth in the requirements of existing customers. Construction expenditures, including AFUDC, for SWEPCO were approximately $115 million in 1995, $153 million in 1994 and $176 million in 1993. Included in the 1993 construction expenditures is approximately $35 million in capital expenditures that were incurred for the acquisition of BREMCO, a



                               SWEPCO
       2-117
rural electric cooperative with service territory adjacent to SWEPCO's service territory in Louisiana. SWEPCO's estimated total construction expenditures, including AFUDC, for the years 1996 through 1998 are presented in the following table.

                   CONSTRUCTION EXPENDITURES

                          1996    1997    1998   Total
                                    (millions)

          Generation        $9     $10     $12     $31
          Transmission      18      21      31      70
          Distribution      46      45      44     135
          Other             25      21      18      64
                           $98     $97    $105    $300

     The foregoing consists of forward looking information and, accordingly, actual results may differ materially from such projected information due to changes in the underlying assumptions. Such assumptions are based on numerous factors, including factors such as the rate of load growth, escalation of construction costs, changes in lead times in manufacturing, inflation, the availability and pricing of alternatives to construction, environmental and other regulation, delays from regulatory hearings, adequacy of rate relief and the availability of necessary external capital. Changes in those and other factors could cause SWEPCO to defer or accelerate construction or to sell or buy more power, which would affect its cash position, revenues and income to an extent that cannot now be reliably predicted.

     Although SWEPCO does not believe that it will require substantial additions of generating capacity through the end of the decade, the CSW System's internal resource plan presently anticipates that any additional capacity needs will come from a variety of sources including projected coal- and lignite-fired generating plants for which SWEPCO has invested approximately $34 million in prior years for plant sites, engineering studies and lignite reserves. Should future plans exclude these plants for environmental, economical or other reasons, SWEPCO would evaluate the probability of recovery of these investments and may record appropriate reserves.

     Long-Term Financing
     As of December 31, 1995, the capitalization ratios of SWEPCO were 51% common stock equity, 4% preferred stock and 45% long-term debt. SWEPCO's embedded cost of long-term debt was 7.5% at December 31, 1995. SWEPCO continually monitors the capital markets for opportunities to lower its cost of capital through refinancing. SWEPCO is committed to maintaining financial flexibility through a strong capital structure and favorable securities ratings in order to access the capital markets opportunistically or when required.

     Short-Term Financing
     SWEPCO, together with other members of CSW System, has established a CSW System money pool to coordinate short-term borrowings. These loans are unsecured demand obligations at rates approximating the CSW System's commercial paper borrowing costs. At December 31, 1995 SWEPCO's short-term borrowing limit from the money pool was approximately $133 million. During 1995, the annual weighted average interest rate on SWEPCO's borrowings was 6.0% and the average amount of SWEPCO short-term borrowings outstanding was $79 million. The maximum amount of SWEPCO short-term borrowings outstanding during 1995 was $115 million, which was the amount outstanding at February 7, 1995.

     Internally Generated Funds
     Internally generated funds consist of cash flows from operating activities less common and preferred stock dividends. SWEPCO utilizes short-term debt to meet fluctuations in working capital requirements due to the seasonal nature of energy sales. SWEPCO anticipates that capital requirements for the period 1996 to 1998


                               SWEPCO
       2-118
will be met, in large part, from internal sources. SWEPCO also anticipates that some external financing will be required during the period, however the nature, timing and extent have not yet been determined. Information concerning internally generated funds is presented in the following table.

                                              1995    1994   1993
                                               ($ in millions)

         Internally Generated Funds           $100    $105   $149

         Construction Expenditures Provided
           by Internally Generated Funds       96%     71%    85%

     Sales of Accounts Receivable
     SWEPCO sells its billed and unbilled accounts receivable, without recourse, to CSW Credit. The sales provide SWEPCO with cash immediately, thereby reducing working capital needs and revenue requirements. The average and year end amounts of accounts receivable sold were $84 million and $72 million, respectively, in 1995, as compared to $69 million and $62 million, respectively, in 1994.


RECENT DEVELOPMENTS AND TRENDS

     Competition and Industry Challenges
     Competitive forces at work in the electric utility industry are impacting SWEPCO and electric utilities generally. Increased competition facing electric utilities is driven by complex economic, political and technological factors. These factors have resulted in legislative and regulatory initiatives that are likely to result in even greater competition at both the wholesale and retail level in the future. As competition in the industry increases, SWEPCO will have the opportunity to seek new customers and at the same time be at risk of losing customers to other competitors. Additionally, SWEPCO will continue to compete with suppliers of alternative forms of energy, such as natural gas, fuel oil and coal, some of which may be cheaper than electricity. SWEPCO believes that its prices for electricity and the quality and reliability of its service currently place it in a position to compete effectively in the marketplace.

     The Energy Policy Act, which was enacted in 1992, significantly alters the way in which electric utilities compete. The Energy Policy Act creates exemptions from regulation under the Holding Company Act and permits utilities, including registered utility holding companies and non-utility companies, to form EWGs. EWGs are a new category of non-utility wholesale power producers that are free from most federal and state regulation, including the principal restrictions of the Holding Company Act. These provisions enable broader participation in wholesale power markets by reducing regulatory hurdles to such participation. The Energy Policy Act also allows the FERC, on a case-by-case basis and with certain restrictions, to order wholesale transmission access and to order electric utilities to enlarge their transmission systems. A FERC order requiring a transmitting utility to provide wholesale transmission service must include provisions generally that permit the utility to recover from the FERC applicant all of the costs incurred in connection with the transmission services and any enlargement of the transmission system and associated services. Wholesale energy markets, including the market for wholesale electric power, have been extremely competitive since the enactment of the Energy Policy Act. SWEPCO must compete in the wholesale energy markets with other public utilities, cogenerators, qualified facilities, exempt wholesale generators and others for sales of electric power. While SWEPCO believes that the Energy Policy Act will continue to make the wholesale markets more competitive, SWEPCO is unable to predict the extent to which the Energy Policy Act will impact SWEPCO operations.

     On March 29, 1995, consistent with the direction of the Energy Policy Act, the FERC announced in a NOPR that each public utility that owns and controls transmission facilities in interstate commerce



                               SWEPCO
       2-119
must unbundle its services and file open access transmission tariffs under which each utility will offer comparable open access transmission services to its transmission customers. In addition, the FERC revised its proposed mechanisms by which utilities will be permitted to recover stranded investment costs expected to be brought about by the proposed changes. On August 7, 1995, CSW filed comments on the proposed approach in the NOPR with the FERC. Although CSW supports the concept of comparable open access for the nation's transmission service, CSW believes that certain changes must be made in the FERC's proposed approach of implementing the open transmission system. First, with respect to the issue of stranded investments, the FERC proposed that customers who left the owner company pay for a portion, but not all, of the costs incurred by the utility of existing facilities that are not utilized as a result of the loss of such customers. CSW raised concerns about the FERC's proposed methodology for addressing stranded investment because it did not, in CSW's view, provide for the fair recovery of the full amount previously invested. Second, CSW proposed that the FERC adopt a "power flow pricing" approach whereby all electric systems that incur costs because of a transmission transaction are compensated, as opposed to the traditional "postage stamp" method whereby only the companies that are directly involved in the actual purchase and sale of the electricity are compensated or charged.

     On February 9, 1996, SWEPCO filed at the FERC complete sets of open access transmission tariffs. These tariffs substantially reflect the pro forma tariffs attached to the FERC's March 29, 1995 NOPR. Open access and market pricing should increase marketing opportunities for SWEPCO, but may also expose it to the risk of loss of load or reduced revenues due to competition with alternate suppliers.

     Increasing competition in the utility industry brings an increased need to stabilize or reduce rates. The retail regulatory environment is beginning to shift from traditional rate base regulation to incentive regulation. Incentive rate and performance-based plans encourage efficiencies and increased productivity while permitting utilities to share in the results. Retail wheeling, a major industry issue which may require utilities to "wheel" or move power from third parties to their own retail customers, is evolving gradually. Many states throughout the country currently have legislation introduced to investigate the issue.

     SWEPCO believes that retail competition would harm the best interests of SWEPCO's customers and security holders unless SWEPCO receives fair recovery of the full amounts previously invested to finance power plants. These investments, which were reasonably incurred, were made by SWEPCO to meet its obligation to serve the public interest, necessity and convenience. This obligation has existed for nearly a century and remains in force under current law. SWEPCO intends to strongly oppose attempts to impose retail competition without just compensation for the risks and investments SWEPCO undertook to serve the public's demand for electricity.

     SWEPCO is unable to predict the ultimate outcome or impact of competitive forces on the electric utility industry or on SWEPCO. As the wholesale and retail electricity markets become more competitive, however, the principal factor determining success is likely to be price, and to a lesser extent, reliability, availability of capacity, and customer service.

     Cajun Asset Purchase Proposal
     On March 8, 1996, SWEPCO, together with GSU and the members committee of Cajun (which represents 10 of the 12 Louisiana distribution cooperatives that are served by Cajun), submitted to Cajun's court appointed trustee in bankruptcy a joint proposal pursuant to which SWEPCO would acquire all of Cajun's non-nuclear assets, including a three-unit coal-fired plant and a two-unit natural gas-fired plant, and would serve the member co-ops through new wholesale power-supply agreements. In addition, the joint proposal would, if accepted, resolve litigation between GSU and Cajun related to the River Bend nuclear generating station, which currently is owned 30% by Cajun and 70% by GSU. The joint proposal was submitted in response to a formal bid procedure established by the trustee. It is currently anticipated that the trustee will select a lead proposal in early April, and file a plan of reorganization with the bankruptcy court on or about April 22, 1996. The timing and


                               SWEPCO
       2-120
completion of any transaction would depend, among other things, upon bankruptcy court approval of a reorganization plan and receipt by SWEPCO and CSW of all requisite regulatory approvals. Cajun filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on December 21, 1994 and is currently operating under the supervision of the United States Bankruptcy Court for the Middle District of Louisiana.

     PURA
     Amendments to PURA, the legal foundation of electric regulation in Texas, became effective on September 1, 1995. Among other things, the amendments permit pricing flexibility for utilities facing competitive challenges, provide for a market-driven integrated resource planning process and mandate comparable open access transmission service. In addition, one effect of the amendments is the deregulation of the wholesale bulk power market in ERCOT. However, SWEPCO, as a member of the Southwest Power Pool rather than ERCOT, will not be directly impacted by this.

     Regulatory Accounting
     Consistent with industry practice and the provisions of SFAS No. 71, which allows for the recognition and recovery of regulatory assets, SWEPCO has recognized regulatory assets and liabilities. Management believes that SWEPCO will continue to meet the criteria for following SFAS No. 71. However, in the event that SWEPCO no longer meets the criteria for following SFAS No. 71, a write-off of regulatory assets and liabilities would be required. For additional information regarding SFAS No. 71 reference is made to NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     Consolidated Taxes
     Prior to 1992, the Texas Commission allowed income taxes to be recovered in rates based on the federal income tax incurred by a utility as if it were a stand-alone company. This "stand-alone" approach treated the regulated activities of a utility as a separate entity and considered only those revenues and expenses that are included in the utility's cost of service to calculate the federal income tax liability for ratemaking purposes. However, in 1992 the Texas Commission changed its method of calculating the federal income tax component of rates to the "actual tax approach." This approach reduces rates by the tax benefits of deductions which are not considered for or included in setting rates for the utility.

     On April 13, 1995, the Supreme Court issued a decision which holds that the Texas Commission is not required to use the tax benefits associated with the losses of unregulated affiliates to reduce tax expense in cost of service. The Supreme Court also ruled that the Texas Commission cannot include the income tax deductions taken by the utility for disallowed expenses when determining the utility's federal income tax liability.


ENVIRONMENTAL MATTERS

     The operations of SWEPCO, like those of other utility systems, generally involve the use and disposal of substances subject to environmental laws. CERCLA, the federal "Superfund" law, addresses the cleanup of sites contaminated by hazardous substances. Superfund requires that PRPs fund remedial actions regardless of fault or the legality of past disposal activities. PRPs include owners and operators of contaminated sites and transporters and/or generators of hazardous substances. Many states have similar laws. Legally, any one PRP can be held responsible for the entire cost of a cleanup. Usually, however, cleanup costs are allocated among PRPs.

     SWEPCO is subject to various pending claims alleging that it is a PRP under federal or state remedial laws for investigating and cleaning up contaminated property. SWEPCO anticipates that resolution of these claims, individually or in the aggregate, will not have a material adverse effect on SWEPCO's results of operations


                               SWEPCO
       2-121
or financial condition. Although the reasons for this expectation differ from site to site, factors that are the basis for the expectation for specific sites include the volume and/or type of waste allegedly contributed by SWEPCO, the estimated amount of costs allocated to SWEPCO and the participation of other parties. See
ITEM 1-BUSINESS and NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES for additional discussion regarding environmental matters.


NEW ACCOUNTING STANDARDS

     SFAS No. 121
     In March 1995, the FASB issued SFAS No. 121 to be effective for financial statements for fiscal years beginning after December 15, 1995. The statement establishes a two-fold test for identification and quantification of an impaired asset. The first test in determining an impairment is to compare the sum of expected future cash flows (undiscounted and without interest charges) related to an asset to the carrying amount of the asset. If the sum of expected cash flows is not sufficient to recover the carrying value of the asset, then an impairment is recognized. Once an impairment is identified, the second part of the test is applied to quantify the amount of the impairment. The statement lists several alternative methods of establishing fair market value and quantifying the impairment. Cash flows used to measure possible impairment of an asset are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. For SWEPCO, the lowest independently identifiable cash flow level used for this analysis is jurisdictional rates charged to customers.

     SWEPCO will adopt SFAS No. 121 in the first quarter of 1996. Under the current regulatory environment, SWEPCO does not expect the adoption of SFAS No. 121 to have a significant impact on SWEPCO's results of operations or financial condition. However, future developments in the electric industry and utility regulation could jeopardize the full recovery of the carrying cost of certain investments. Consequently, SWEPCO is monitoring the changing conditions facing the electric utility industry.

     SFAS No. 123
     SFAS No. 123 was issued in October 1995 with an effective date for transactions entered into after December 15, 1995. This statement requires the use of an option pricing model to calculate the value of stock-based compensation transactions where such value cannot otherwise be determined, but then allows for two alternative methods of reporting the transactions. One method recognizes this value as a cost of compensation and as an expense for the current period. The alternative method permits footnote disclosure of the compensation cost, without charging the amount against current earnings.

     As provided by the provisions of SFAS No. 123, SWEPCO will continue to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and adopt the disclosure requirements of SFAS No. 123 in 1996. Accordingly, the adoption of SFAS No. 123 will not impact SWEPCO's results of operations or financial condition.


RESULTS OF OPERATIONS

     Electric Operating Revenues
     Total electric operating revenues increased $11.4 million, or 1%, to $836.7 million during 1995 due primarily to a $28.3 million increase in non-fuel revenues. The increase in non-fuel revenues was attributable to a 4% increase in retail KWH sales resulting from weather-related demand and customer growth. The increase in non-fuel revenues was offset in part by a $14.8 million decrease in fuel revenue due to lower average fuel costs as discussed below.


                               SWEPCO
       2-122
     Total electric operating revenues decreased $11.9 million, or 1%, during 1994 due primarily to decreased fuel revenues partially offset by a 3% increase in retail KWH sales due to customer growth and a 15% increase in lower margin sales for resale.

     Fuel
     Fuel expense was $318.5 million in 1995, a decrease of 5% when compared to 1994 fuel expense of $336.4 million. The decrease in fuel expense was due primarily to an 8% decrease in the average unit cost of fuel from $1.75 per Mmbtu in 1994 to $1.61 per Mmbtu in 1995, which was offset in part by a 3% increase in generation. The decrease in the per unit cost of fuel resulted from a decrease in the spot market price of gas.

     Fuel expense decreased approximately $27.2 million or 7% in 1994 when compared to 1993 due primarily to a decrease in the average unit cost of fuel from $1.94 per Mmbtu in 1993 to $1.75 per Mmbtu in 1994. The decrease in unit fuel costs was primarily due to coal contract negotiations and a decrease in the spot market price of gas.

     Purchased Power
     Purchased power expense decreased approximately $1.2 million, or 6%, during 1995 when compared to 1994 due primarily to a 36% decrease in purchases, partially offset by a firm contract for additional operating reserves and on peak capacity. Purchased power increased from $13.1 million in 1993 to $20.2 million in 1994 due primarily to a purchased power contract negotiated as a part of the 1993 purchase of BREMCO.

     Other Operating
     Other operating expenses increased approximately $2.5 million, or 2%, during 1995 when compared to 1994. The increase was due primarily to an increase in transmission expenses associated with the completion and placement in service of a new HVdc tie in 1995 and an increase in employee related costs.

     Restructuring Charges
     Restructuring charges reflect the original accrual of $25.2 million in December 1993 which was subsequently reduced by $5.0 million in 1994 and $0.6 million in 1995, resulting in total restructuring charges of $19.6 million at December 31, 1995.

     Maintenance
     Maintenance expense decreased approximately $7.4 million, or 15%, during 1994 when compared to 1993. The decrease was due primarily to decreased maintenance of distribution facilities and general plant.

     Depreciation and Amortization
     Depreciation and amortization increased $3.4 million and $5.5 million during 1995 and 1994, respectively, when compared to the prior years. The increases during both periods were due primarily to increases in depreciable plant.

     Taxes, Other than Income
     Taxes, other than income, increased approximately $1.6 million, or 4%, during 1995 when compared to 1994 due primarily to increases in ad valorem taxes.

     Income Taxes
     Income tax expense decreased approximately $1.0 million in 1995 due primarily to prior year tax adjustments partially offset by higher pre-tax income. Income tax expense increased approximately $12.7 million, or 43%, in 1994 due primarily to an increase in pre-tax income.


                               SWEPCO
       2-123
     Allowance for Equity and Borrowed Funds Used During Construction AFUDC increased approximately $3.2 million and $3.5 million during 1995 and 1994, respectively, when compared to the prior year due primarily to increased CWIP balances accruing AFUDC. Also contributing to the increase in 1995 was a prior period true-up.

     Interest on Long-Term Debt
     Interest expense on long-term debt was comparable in 1995 and 1994, while it increased approximately $2.4 million, or 6%, in 1994 when compared to 1993 due primarily to an increase in average balances outstanding.

     Interest on Short-Term Debt and Other
     Interest expense on short-term debt and other increased approximately $3.1 million, or 41%, during 1995 when compared to 1994 due primarily to higher levels of short-term debt outstanding at higher short-term interest rates. Interest expense on short-term debt and other increased approximately $2.7 million in 1994 when compared to 1993 due primarily to an interest accrual pursuant to the terms of a settlement agreement approved by the Texas Commission in connection with SWEPCO's fuel reconciliation and increased interest expense associated with short-term debt.

     Cumulative Effect of Changes in Accounting Principles
     Accounting changes in 1993 included the adoption of SFAS 112. SWEPCO also changed its method of accounting for unbilled revenues. These accounting changes had a cumulative effect of increasing net income by $3.4 million.

     Inflation
     Annual inflation rates, as measured by the national Consumer Price Index, have averaged approximately 2.8% for the three-year period ending December 31, 1995. SWEPCO believes that inflation at this level does not materially affect SWEPCO's results of operations or financial condition. Under existing regulatory practice, however, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical plant costs may not be adequate to replace plant in future years.






















                               SWEPCO

       2-124
SWEPCO
Statements of Income
Southwestern Electric Power Company
                                             For the Years Ended December 31,
                                             1995         1994          1993
                                                       (thousands)
Electric Operating Revenues
    Residential                            $278,319     $266,620      $273,707
    Commercial                              177,135      173,718       175,059
    Industrial                              246,182      243,518       250,912
    Sales for resale                         94,638      102,723        93,337
    Other                                    40,431       38,717        44,177
                                            836,705      825,296       837,192
Operating Expenses and Taxes
    Fuel                                    318,506      336,389       363,627
    Purchased power                          19,077       20,244        13,145
    Other operating                         121,826      119,277       118,665
    Restructuring charges                      (578)      (4,978)       25,203
    Maintenance                              43,320       42,782        50,164
    Depreciation and amortization            83,272       79,845        74,385
    Taxes, other than income                 45,153       43,512        44,385
    Income taxes                             43,353       42,303        29,561
                                            673,929      679,374       719,135

Operating Income                            162,776      145,922       118,057

Other Income and Deductions
    Allowance for equity funds used
      during construction                     4,290        3,579         1,560
    Other                                       178        4,656         3,658
                                              4,468        8,235         5,218

Income Before Interest Charges              167,244      154,157       123,275

Interest Charges
    Interest on long-term debt               44,468       43,395        40,958
    Interest on short-term debt and other    10,706        7,568         4,866
    Allowance for borrowed funds used
      during construction                    (5,044)      (2,518)       (1,020)
                                             50,130       48,445        44,804
 Income Before Cumulative Effect of
   Changes in Accounting Principles         117,114      105,712        78,471

 Cumulative Effect of Changes in
   Accounting Principles                         --           --         3,405

Net Income                                  117,114      105,712        81,876
    Preferred stock dividends                 3,244        3,361         3,362
Net Income for Common Stock                $113,870     $102,351       $78,514







               The accompanying notes to financial statements
                  are an integral part of these statements.


                               SWEPCO
       2-125
SWEPCO
Statements of Retained Earnings
Southwestern Electric Power Company
                                             For the Years Ended December 31,
                                                1995       1994       1993
                                                       (thousands)

Retained Earnings at Beginning of Year        $297,462   $265,071   $266,557
    Net income for common stock                113,870    102,351     78,514
    Gain on reacquisition of preferred stock         2         40         --
    Deduct:  Common stock dividends            109,000     70,000     80,000
Retained Earnings at End of Year              $302,334   $297,462   $265,071









































               The accompanying notes to financial statements
                 are an integral part of these statements.

                               SWEPCO
       2-126
SWEPCO
Balance Sheets
Southwestern Electric Power Company
                                                       As of December 31,
                                                      1995           1994
                                                          (thousands)
ASSETS

  Electric Utility Plant
    Production                                      $1,410,546    $1,401,418
    Transmission                                       435,362       385,113
    Distribution                                       789,884       733,707
    General                                            231,276       213,563
    Construction work in progress                      128,963       149,508
                                                     2,996,031     2,883,309
  Less - Accumulated depreciation                    1,116,375     1,026,751
                                                     1,879,656     1,856,558
Current Assets
    Cash and temporary cash investments                  1,702         1,296
    Accounts receivable                                 54,628        54,344
    Materials and supplies, at average cost             30,097        28,109
    Fuel inventory, at average cost                     73,276        61,701
    Accumulated deferred income taxes                    4,636         6,592
    Prepayments and other                               14,109        13,071
                                                       178,448       165,113

Deferred Charges and Other Assets                       58,615        57,536
                                                    $2,116,719    $2,079,207

























                The accompanying notes to financial statements
                   are an integral part of these statements.


                               SWEPCO
       2-127
SWEPCO
Balance Sheets
Southwestern Electric Power Company
                                                      As of December 31,
                                                       1995        1994
CAPITALIZATION AND LIABILITIES                            (thousands)
Capitalization
    Common stock:   $18 par value
        Authorized:   7,600,000 shares
        Issued and outstanding: 7,536,640 shares      $135,660    $135,660
    Paid-in capital                                    245,000     245,000
    Retained earnings                                  302,334     297,462
        Total Common Stock Equity                      682,994     678,122
    Preferred stock
        Not subject to mandatory redemption             16,032      16,032
        Subject to mandatory redemption                 33,628      34,828
    Long-term debt                                     598,951     595,833
        Total Capitalization                         1,331,605   1,324,815

Current Liabilities
    Long-term debt and preferred stock due within
      twelve months                                      5,099       5,270
    Advances from affiliates                           101,228      81,868
    Accounts payable                                    34,717      38,020
    Payables to affiliates                              52,474      40,739
    Over-recovered fuel cost                             8,923      12,200
    Customer deposits                                   11,027      13,075
    Accrued taxes                                       30,339      12,495
    Accrued interest                                    17,894      17,175
    Other                                               25,454      30,615
                                                       287,155     251,457
Deferred Credits
    Accumulated deferred income taxes                  377,245     365,441
    Investment tax credits                              76,237      81,023
    Income tax related regulatory liabilities, net      37,363      44,836
    Other                                                7,114      11,635
                                                       497,959     502,935

                                                    $2,116,719  $2,079,207















                The accompanying notes to financial statements
                  are an integral part of these statements.





                               SWEPCO
       2-128
SWEPCO
Statements of Cash Flows
Southwestern Electric Power Company
                                                For the Years Ended December 31,
                                                    1995       1994      1993
                                                           (thousands)
OPERATING ACTIVITIES
    Net Income                                    $117,114   $105,712   $81,876
    Non-cash Items Included in Net Income
        Depreciation and amortization               93,624     89,646    93,120
        Restructuring charges                         (582)    (4,978)   25,203
        Deferred income taxes and investment
          tax credits                                1,501     17,970    (4,775)
        Cumulative effect of changes in
          accounting principles                         --         --    (3,405)
        Allowance for equity funds used during
          construction                              (4,290)    (3,579)   (1,560)
    Changes in Assets and Liabilities
        Accounts receivable                           (284)   (29,981)   (3,632)
        Fuel inventory                             (11,575)   (12,214)   21,101
        Accounts payable                            (3,303)        (4)   37,087
        Payables to affiliates                      11,735     44,172   (45,478)
        Accrued taxes                               17,844    (14,845)   11,561
        Accrued restructuring charges               (1,110)   (11,694)       --
        Unrecovered fuel/Fuel refund due
          customers                                 (3,277)     9,842     1,946
        Other deferred credits                      (4,521)    (1,662)    7,044
        Other                                          638    (10,264)   12,010
                                                   213,514    178,121   232,098
INVESTING ACTIVITIES
    Construction expenditures                     (105,193)  (146,865) (138,510)
    Acquisition expenditures                            --         --   (35,333)
    Allowance for borrowed funds used during
      construction                                  (5,044)    (2,518)   (1,020)
    Sale of electric utility plant and other        (4,393)    (4,980)   (4,113)
                                                  (114,630)  (154,363) (178,976)
FINANCING ACTIVITIES
    Proceeds from sale of long-term debt                --         --   221,511
    Reacquisition of long-term debt                     --     (5,475) (198,962)
    Redemption of preferred stock                   (1,200)    (1,160)       --
    Retirement of long-term debt                    (3,600)    (3,213)  (39,835)
    Change in advances from affiliates              19,360     54,004      (286)
    Special deposits for reacquisition of
      long-term debt                                    --         --    53,500
    Payment of dividends                          (113,038)   (73,341)  (83,386)
                                                   (98,478)   (29,185)  (47,458)

Net Change in Cash and Cash Equivalents                406     (5,427)    5,664
Cash and Cash Equivalents at Beginning of Year       1,296      6,723     1,059
Cash and Cash Equivalents at End of Year            $1,702     $1,296    $6,723

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized         $46,243    $45,260   $42,271
    Income taxes paid                              $28,079    $36,632   $21,112




                 The accompanying notes to financial statements
                    are an integral part of these statements.

                               SWEPCO
       2-129
SWEPCO
Statements of Capitalization
Southwestern Electric Power Company
                                                       As of December 31,
                                                       1995         1994
                                                          (thousands)
COMMON STOCK EQUITY                                  $682,994     $678,122

PREFERRED STOCK
Cumulative $100 Par Value, Authorized 1,860,000 shares
                        Number          Current
                        of Shares       Redemption
Series                  Outstanding     Price
Not Subject to Mandatory
  Redemption
   5.00%                 75,000         $109.00         7,500        7,500
   4.65%                 25,000         $102.75         2,500        2,500
   4.28%                 60,000         $103.90         6,000        6,000
Premium                                                    32           32
                                                       16,032       16,032
Subject to Mandatory Redemption
   6.95%                352,000         $104.64        35,200       36,400
Issuance Expense                                         (372)        (372)
Amount to be redeemed within one year                  (1,200)      (1,200)
                                                       33,628       34,828

LONG-TERM DEBT
First Mortgage Bonds
    Series V, 7 3/4%, due June 1, 2004                 40,000       40,000
    Series W, 6 1/8%, due September 1, 1999            40,000       40,000
    Series X, 7%, due September 1, 2007                90,000       90,000
    Series Y, 6 5/8%, due February 1, 2003             55,000       55,000
    Series Z, 7 1/4%, due July 1, 2023                 45,000       45,000
    Series AA, 5 1/4%, due April 1, 2000               45,000       45,000
    Series BB, 6 7/8%, due October 1, 2025             80,000       80,000
    1976 Series A, 6.20%, due November 1, 2006*
      (Siloam Springs)                                  6,520        6,665
    1976 Series B, 6.20%, due November 1, 2006*
      (Siloam Springs)                                  1,000        1,000
Installment Sales Agreements - PCRBs
    1978 Series A, 6%, due January 1, 2008 (Titus
      County)                                          14,420       14,420
    Series 1986, 8.2%, due July 1, 2014 (Sabine)       81,700       81,700
    1991 Series A, 8.2%, due August 1, 2011 (Titus
      County)                                          17,125       17,125
    1991 Series B, 6.9%, due November 1, 2004 (Titus
      County)                                          12,290       12,290
    Series 1992, 7.6%, due January 1, 2019 (DeSoto)    53,500       53,500
Bank Loan, Variable Rate, due June 15, 2000            50,000       50,000
Railcar lease obligations                              13,996       17,922
Unamortized discount and premium                          373       (3,745)
Unamortized costs of reacquired debt                  (43,074)     (45,974)
Amount to be redeemed within one year                  (3,899)      (4,070)
                                                      598,951      595,833
TOTAL CAPITALIZATION                               $1,331,605   $1,324,815

*Obligations incurred in connection with the sale by public authorities of tax-exempt PCRBs.


               The accompanying notes to financial statements
                 are an integral part of these statements.






                               SWEPCO

       2-130
SOUTHWESTERN ELECTRIC POWER COMPANY
NOTES TO FINANCIAL STATEMENTS


1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  See CSW's NOTE 1 on pages 2-32 to 2-37.


2.LITIGATION AND REGULATORY PROCEEDINGS

       SWEPCO Fuel Factor Proceedings
       On October 6, 1995, SWEPCO filed a petition, designated as Docket No. 14819, with the Texas Commission to revise its fixed fuel factors for the recovery of fuel and purchased power costs. SWEPCO was experiencing an over-recovery of fuel costs based on application of its then current factors which became effective in July 1994. The original filing with the Texas Commission proposed decreasing SWEPCO's fixed fuel factors and refunding to customers $7.1 million of cumulative over-recoveries for the period January 1994 to June 1995. SWEPCO subsequently revised its petition to the Texas Commission, updating the cumulative fuel over-recovery to $10.4 million through September 1995. On December 20, 1995, the Texas Commission issued an order approving SWEPCO's revised fixed fuel factors and authorizing the refund of $10.8 million, including interest, to customers primarily as billing credits on January 1996 monthly bills.

       SWEPCO Burlington Northern Transportation Contract
       On January 20, 1995, a state district court in Bowie County, Texas, entered judgment in favor of SWEPCO against Burlington Northern in a lawsuit regarding rates charged under two rail transportation contracts for delivery of coal to SWEPCO's Welsh and Flint Creek power plants. The court awarded SWEPCO approximately $72 million covering damages for the period from April 27, 1989 through September 26, 1994, post-judgment interest and attorneys' fees and granted certain declaratory relief requested by SWEPCO. Burlington Northern appealed the state district court's judgment to the Texarkana, Texas Court of Appeals. The appeal is now pending.

       Other
       SWEPCO is party to various other legal claims, actions and complaints arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on SWEPCO's results of operations or financial condition.


3.COMMITMENTS AND CONTINGENT LIABILITIES

  Construction and Capital Expenditures

       It is estimated that SWEPCO will spend approximately $98 million, including AFUDC, in construction expenditures during 1996. Substantial commitments have been made in connection with this capital expenditure program.

  Fuel Commitments

       To supply a portion of the fuel requirements, SWEPCO has entered into various commitments for procurement of fuel.


                               SWEPCO
       2-131
       SWEPCO Henry W. Pirkey Power Plant
       In connection with the South Hallsville lignite mining contract for its Henry W. Pirkey Power Plant, SWEPCO has agreed, under certain conditions, to assume the obligations of the mining contractor. As of December 31, 1995, the maximum amount SWEPCO would have to assume was $71.9 million. The maximum amount may vary as the mining contractor's need for funds fluctuates. The contractor's actual obligation outstanding at December 31, 1995 was $58.7 million.

       SWEPCO South Hallsville Lignite Mine
       As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining at the South Hallsville lignite mine, SWEPCO has agreed to provide bond guarantees on mine reclamation in the amount of $70 million. Since SWEPCO uses self-bonding, the guarantee provides for SWEPCO to commit to use its resources to complete the reclamation in the event the work is not completed by the third party miner. The current cost to reclaim the mine is estimated to be approximately $25 million.

  Other Commitments and Contingencies

       SWEPCO Rental and Lease Commitments
       SWEPCO has entered into various financing arrangements primarily with respect to coal transportation and related equipment, which are treated as operating leases for rate-making purposes. At December 31, 1995, leased assets of $46 million, net of accumulated amortization of $33.7 million, were included in electric fixed assets on the balance sheet and at December 31, 1994, leased assets were $46 million, net of accumulated amortization of $30.1 million. Total charges to SWEPCO's operating expenses for expenses associated with these financing arrangements were $6.3 million, $6.8 million and $7.1 million for the years 1995, 1994 and 1993, respectively.

       SWEPCO Biloxi, Mississippi MGP Site
       In 1994, SWEPCO was notified by Mississippi Power that it may be a PRP at a MGP site in Biloxi, Mississippi, formerly owned and operated by a predecessor of SWEPCO. SWEPCO worked with Mississippi Power to investigate the extent of contamination at this site. The MDEQ approved a site investigation work plan and, in January 1995, SWEPCO and Mississippi Power initiated sampling pursuant to that work plan. Contamination at the site was identified as a result of the investigation of property and adjacent properties. Soil and grounds water test results were sent to the MDEQ for review and comment. The test results confirmed the contamination on the property and indicated the possibility of contamination of an adjacent property. A risk assessment has been performed to assist SWEPCO and Mississippi Power in determining remediation alternatives. A final range of cleanup costs has not been determined, but based on preliminary estimates, SWEPCO has accrued approximately $2 million for its portion of the cleanup of this site.


4.INCOME TAXES
  See CSW's NOTE 4.

5.BENEFIT PLANS
  See CSW's NOTE 5.

6.JOINTLY OWNED ELECTRIC UTILITY PLANT
  See CSW's NOTE 6.

7.FINANCIAL INSTRUMENTS
  See CSW's NOTE 7.



                               SWEPCO
       2-132
8.LONG-TERM DEBT
  See CSW's NOTE 8.

9.PREFERRED STOCK
  See CSW's NOTE 9.

10.SHORT-TERM FINANCING
  See CSW's NOTE 10.

11.QUARTERLY INFORMATION
  See CSW's NOTE 14 on pages 2-64 and 2-65.




CSW's NOTE 4 through NOTE 10 are found on pages 2-48 through 2-60.



















                               SWEPCO
       2-133
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Southwestern Electric
Power Company:

     We have audited the accompanying balance sheets and statements of capitalization of Southwestern Electric Power Company (a Delaware corporation and a wholly owned subsidiary of Central and South West Corporation) as of December 31, 1995 and 1994, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of SWEPCO's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Electric Power Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

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



Arthur Andersen LLP

Dallas, Texas
February 28, 1996










                               SWEPCO
       2-134
REPORT OF MANAGEMENT

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

     SWEPCO believes that, in all material respects, its system of internal controls over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition functioned effectively as of December 31, 1995.




Richard H. Bremer                                  R. Russell Davis
President and CEO - SWEPCO                         Controller - SWEPCO












                               SWEPCO
       2-135










                    WEST TEXAS UTILITIES COMPANY

































                               WTU
       2-136
SELECTED FINANCIAL DATA

     The following selected financial data for each of the five years ended December 31 is provided to highlight significant trends in the financial condition and results of operations for WTU. Certain financial statement items for prior years have been reclassified to conform to the most recent period presented.

                           1995      1994     1993 (1)   1992      1991
                                  (thousands, except ratio data)
INCOME STATEMENT DATA
Revenues                 $319,835  $342,991  $345,445  $315,370  $318,966
Operating expenses and
  taxes                   260,349   288,228   298,869   258,068   261,041
Operating income           59,486    54,763    46,576    57,302    57,925
Other income and
  deductions                  (85)    4,360     2,016     1,165     1,671
Interest charges           24,871    21,757    22,075    23,460    23,228
Net income                 34,530    37,366    30,296    35,007    36,368
Net income for common
  stock                    34,266    36,914    29,329    33,556    34,500

BALANCE SHEET DATA
Assets                    815,614   771,977   754,443   744,829   734,053
Common stock equity       265,220   271,954   266,092   266,874   259,373
Preferred stock
  Not subject to
    mandatory redemption    6,291     6,291     6,291     6,291     6,291
  Subject to mandatory
    redemption                 --        --        --     9,537    14,482
Long-term debt            273,245   210,047   176,882   211,610   217,855
Current liabilities (2)    76,931    91,629   116,100    57,544    47,213
Capitalization Ratios
  Common stock equity       48.7%     55.7%     59.2%     54.0%     52.1%
  Preferred stock            1.2       1.3       1.4       3.2       4.2
  Long-term debt            50.1      43.0      39.4      42.8      43.7
Ratio of earnings to
  fixed charges (SEC
  Method) before
  cumulative effect of
  changes in accounting
  principles                 2.63      3.37      2.79      3.22      3.30


(1) Earnings in 1993 were significantly affected by restructuring charges and the $4 million cumulative effect of changes in accounting principles. Pro forma amounts, assuming that the change in accounting for unbilled revenues had been adopted retroactively, are not materially different from amounts reported for prior years and therefore have not been restated.
(2) Includes net unbilled factored accounts receivable in 1994 and 1995.













                               WTU
       2-137
WEST TEXAS UTILITIES COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

      Reference is made to WTU's Financial Statements and related Notes to Financial Statements and Selected Financial Data. The information contained therein should be read in conjunction with, and is essential to understanding, the following discussion and analysis.


OVERVIEW

     Net income for common stock was $34 million in 1995, which represented a 7% decrease when compared to 1994. The decrease was due primarily to increased depreciation, a prior year non-operating tax adjustment, and an increase in interest charges on long-term debt. These effects were partially offset by decreases in other operating, maintenance, and federal income tax expenses.

     Net income for common stock was $37 million in 1994, a 26% increase when compared to 1993. This increase was due primarily to an increase in retail base revenues and other income and a decrease in restructuring charges.


RESTRUCTURING

     During 1993, CSW announced a restructuring under which the CSW System restructured the Electric Operating Companies (including WTU) under a new business unit called CSW Electric and centralized many common service functions into CSW Services in order to reduce costs and improve efficiency and productivity. The restructuring included restaffing positions throughout the CSW System and a reduction in the workforce by more than 7% system-wide. WTU's restructuring costs were initially estimated to be $15 million and were expensed in 1993. The actual costs of the restructuring, approximately $13 million, including AFUDC, were incurred primarily during 1994. WTU has realized a number of benefits from the restructuring, including increased efficiencies and synergies through the elimination of previously duplicated functions.


RATES AND REGULATORY MATTERS

     WTU Stipulation and Agreement
     WTU has been the subject of several pending regulatory matters, including the following: (i) a retail rate proceeding and fuel reconciliation before the Texas Commission in Docket No. 13369; (ii) Writ of Error to the Supreme Court - review of WTU's 1987 Texas rate case in Docket No. 7510; and (iii) the Texas Commission's proceeding on remand in Docket No. 13949 regarding deferred accounting treatment for Oklaunion Power Station Unit No. 1 originally authorized in the Texas Commission's order in Docket No. 7289.

     On September 22, 1995, WTU, along with other major parties to the above described matters, filed with the Texas Commission a joint stipulation and agreement to resolve all of these matters. The WTU Stipulation and Agreement is a unified package that included: (i) a retail base rate reduction of approximately $13.5 million annually starting with WTU's October 1995 revenue month billing cycle; (ii) a $21 million retail refund which was not attributed to any specific cause but was inclusive of all claims related to the three above described litigation and regulatory matters and included the effect of the rate reduction retroactive to October 1, 1994; (iii) a reduction of reduced fixed fuel factors by approximately 2%; (iv) various rate and accounting treatments including a reasonable return



                               WTU
       2-138
on equity for retail operations of 11.375%; and (v) a retail base rate freeze until October 1, 1998, subject to certain force majeure provisions.

     On November 9, 1995, the Texas Commission rendered a final order that implemented the joint stipulation and agreement. The WTU Stipulation and Agreement is expected to impact WTU's results of operations for the next several years, reducing annual earnings by approximately $8 million beginning in 1996. The WTU Stipulation and Agreement also eliminated several significant risks that have been the subject of regulatory proceedings relating to deferred accounting plant costs and rates and will enable WTU's rates to remain at competitive levels for the foreseeable future. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS.

     See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for information regarding other regulatory matters.


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

     Construction Expenditures
     WTU maintains a continuing construction program, the nature and extent of which is based upon current and estimated future demands upon the system. Planned construction expenditures for WTU for the next three years are primarily to improve and expand distribution facilities and will be funded primarily through internally generated funds. These improvements will be required to meet the anticipated needs of new customers and the growth in the requirements of existing customers. Construction expenditures, including AFUDC, for WTU were approximately $45 million in 1995, $42 million in 1994 and $37 million in 1993. WTU's estimated total construction expenditures, including AFUDC, for the years 1996 through 1998 are presented in the following table.

                   CONSTRUCTION EXPENDITURES

                          1996    1997    1998   Total
                                    (millions)

          Generation        $4      $4      $4     $12
          Transmission       6       6       6      18
          Distribution      20      20      20      60
          Other             12      12      13      37
                           $42     $42     $43    $127

     The foregoing consists of forward looking information and, accordingly, actual results may differ materially from such projected information due to changes in the underlying assumptions. Such assumptions are based on numerous factors, including factors such as the rate of load growth, escalation of construction costs, changes in lead times in manufacturing, inflation, the availability and pricing of alternatives to construction, environmental and other regulation, delays from regulatory hearings, adequacy of rate relief and the availability of necessary external capital. Changes in those and other factors could cause WTU to defer or accelerate construction or to sell or buy more power, which would affect its cash position, revenues and income to an extent that cannot now be reliably predicted.


                               WTU
       2-139
     Although WTU does not believe that it will require substantial additions of generating capacity through the end of the decade, the CSW System's internal resource plan presently anticipates that any additional capacity needs will come from a variety of sources including projected coal- and lignite-fired generating plants for which WTU has invested approximately $15 million in prior years for plant sites, engineering studies and lignite reserves. Should future plans exclude these plants for environmental, economical or other reasons, WTU would evaluate the probability of recovery of these investments and may record appropriate reserves.

     Long-Term Financing
     As of December 31, 1995, the capitalization ratios of WTU were 49% common stock equity, 1% preferred stock and 50% long-term debt. WTU's embedded cost of long-term debt was 7.8% at December 31, 1995. WTU is committed to maintaining financial flexibility through a strong capital structure and favorable securities ratings in order to access the capital markets opportunistically or when required. WTU's long-term financing activity for 1995 is summarized in the following table.

               ISSUED                                 REACQUIRED
Financing    Amount                     Financial    Amount
Instrument (millions)  Rate  Maturity   Instrument (millions)  Rate  Maturity

FMB (1)       $40.0   7 1/2%   2000
FMB (2)        80.0   6 3/8%   2005     FMB           $53.3   9 1/4%   2019

(1) Proceeds were used to repay a portion of WTU's short-term borrowings and to reimburse WTU's treasury for the reacquisition of FMBs.
(2) The balance of proceeds not used to redeem higher cost FMBs were used to repay a portion of WTU's short-term borrowings.

     Short-Term Financing
     WTU, together with other members of the CSW System, has established a CSW System money pool to coordinate short-term borrowings. These loans are unsecured demand obligations at rates approximating the CSW System's commercial paper borrowing costs. At December 31, 1995 WTU's short-term borrowing limit from the money pool was approximately $58 million. During 1995, the annual weighted average interest rate on WTU borrowings was 6.1% and the average amount of WTU short-term borrowings outstanding was $20 million. The maximum amount of WTU short-term borrowings outstanding during 1995 was $50 million, which was the amount outstanding at February 3, 1995.

     Internally Generated Funds
     Internally generated funds consist of cash flows from operating activities less common and preferred stock dividends. WTU uses short-term debt to meet fluctuations in working capital requirements due to the seasonal nature of energy sales. During 1993 and 1994, WTU experienced several non-recurring transactions that resulted in negative internally generated funds in 1994, including the refinancing of Series G and Series H FMBs with Series S FMBs which occurred between December 1993 and February 1994. This refinancing caused an abnormally high accounts payable balance to affiliates at December 31, 1993 which was subsequently reduced by the issuance of Series S FMBs in February 1994, resulting in the appearance of a large out flow of cash from operating funds. WTU anticipates that capital requirements for the period 1996 to 1998 may be met, in large part, from internal sources. WTU also expects that some external financings will be required during the period, but the nature, timing and extent have not yet been determined. Information concerning internally generated funds is presented in the following table.

                                             1995   1994   1993
                                              ($ in millions)

        Internally Generated Funds            $12   ($4)    $59

        Construction Expenditures Provided
          by Internally Generated Funds       27%    --    163%

                               WTU
       2-140
     Sales of Accounts Receivable
     WTU sells its billed and unbilled accounts receivable, without recourse, to CSW Credit. The sales provide WTU with cash immediately, thereby reducing working capital needs and revenue requirements. The average and year end amounts of accounts receivable sold were $33 million and $28 million, respectively, in 1995, as compared to $35 million and $18 million, respectively, in 1994.


RECENT DEVELOPMENTS AND TRENDS

     Competition and Industry Challenges
     Competitive forces at work in the electric utility industry are impacting WTU and electric utilities generally. Increased competition facing electric utilities is driven by complex economic, political and technological factors. These factors have resulted in legislative and regulatory initiatives that are likely to result in even greater competition at both the wholesale and retail level in the future. As competition in the industry increases, WTU will have the opportunity to seek new customers and at the same time be at risk of losing customers to other competitors. Additionally, WTU will continue to compete with suppliers of alternative forms of energy, such as natural gas, fuel oil and coal, some of which may be cheaper than electricity. WTU believes that its prices for electricity and the quality and reliability of its service currently place it in a position to compete effectively in the marketplace.

     The Energy Policy Act, which was enacted in 1992, significantly alters the way in which electric utilities compete. The Energy Policy Act creates exemptions from regulation under the Holding Company Act and permits utilities, including registered utility holding companies and non-utility companies, to form EWGs. EWGs are a new category of non-utility wholesale power producers that are free from most federal and state regulation, including the principal restrictions of the Holding Company Act. These provisions enable broader participation in wholesale power markets by reducing regulatory hurdles to such participation. The Energy Policy Act also allows the FERC, on a case-by-case basis and with certain restrictions, to order wholesale transmission access and to order electric utilities to enlarge their transmission systems. A FERC order requiring a transmitting utility to provide wholesale transmission service must include provisions generally that permit the utility to recover from the FERC applicant all of the costs incurred in connection with the transmission services and any enlargement of the transmission system and associated services. Wholesale energy markets, including the market for wholesale electric power, have been extremely competitive since the enactment of the Energy Policy Act. WTU must compete in the wholesale energy markets with other public utilities, cogenerators, qualified facilities, EWGs and others for sales of electric power. While WTU believes that the Energy Policy Act will continue to make the wholesale markets more competitive, WTU is unable to predict the extent to which the Energy Policy Act will impact WTU operations.

     On March 29, 1995, consistent with the direction of the Energy Policy Act, the FERC announced in a NOPR that each public utility that owns and controls transmission facilities in interstate commerce must unbundle its services and file open access transmission tariffs under which each utility will offer comparable open access transmission services to its transmission customers. In addition, the FERC revised its proposed mechanisms by which utilities will be permitted to recover stranded investment costs expected to be brought about by the proposed changes. On August 7, 1995, CSW filed comments on the proposed approach in the NOPR with the FERC. Although CSW supports the concept of comparable open access for the nation's transmission service, CSW believes that certain changes must be made in the FERC's proposed approach of implementing the open transmission system. First, with respect to the issue of stranded investments, the FERC proposed that customers who left the utility company pay for a portion, but not all, of the costs incurred by the owner of existing facilities that are not utilized as a result of the loss of such customers. CSW raised concerns about the FERC's proposed methodology for addressing stranded investment because it did not, in CSW's view, provide for the fair recovery of the full amount previously invested. Second, CSW proposed that the FERC adopt a


                               WTU
       2-141
"power flow pricing" approach whereby all electric systems that incur costs because of a transmission transaction are compensated, as opposed to the traditional "postage stamp" method whereby only the companies that are directly involved in the actual purchase and sale of the electricity are compensated or charged.

     On February 9, 1996, WTU filed at the FERC complete sets of open access transmission tariffs. These tariffs substantially reflect the pro forma tariffs attached to the FERC's March 29, 1995 NOPR. Open access and market pricing should increase marketing opportunities for WTU, but may also expose them to the risk of loss of load or reduced revenues due to competition with alternate suppliers.

     Increasing competition in the utility industry brings an increased need to stabilize or reduce rates. The retail regulatory environment is beginning to shift from traditional rate base regulation to incentive regulation. Incentive rate and performance-based plans encourage efficiencies and increased productivity while permitting utilities to share in the results. Retail wheeling, a major industry issue which may require utilities to "wheel" or move power from third parties to their own retail customers, is evolving gradually. Many states throughout the country currently have legislation introduced to investigate the issue.

     WTU believes that retail competition would harm the best interests of WTU's customers and security holders unless WTU receives fair recovery of the full amounts previously invested to finance power plants. These investments, which were reasonably incurred, were made by WTU to meet its obligation to serve the public interest, necessity and convenience. This obligation has existed for nearly a century and remains in force under current law. WTU intends to strongly oppose attempts to impose retail competition without just compensation for the risks and investments WTU undertook to serve the public's demand for electricity.

     WTU is unable to predict the ultimate outcome or impact of competitive forces on the electric utility industry or on WTU. As the wholesale and retail electricity markets become more competitive, however, the principal factor determining success is likely to be price, and to a lesser extent, reliability, availability of capacity, and customer service.

     PURA
     Amendments to PURA, the legal foundation of electric regulation in Texas, became effective on September 1, 1995. Among other things, the amendments deregulate the wholesale bulk power market in ERCOT, permit pricing flexibility for utilities facing competitive challenges, provide for a market-driven integrated resource planning process and mandate comparable open access transmission service.

     PURA also requires that the Texas Commission adopt a rule on comparable open transmission access by March 1, 1996. In conjunction with this rulemaking proceeding (Project No. 14045), Texas Commission Chairman Pat Wood issued a proposal on September 6, 1995, for the purpose of maximizing competition in the ERCOT wholesale bulk power market. The proposal calls for the functional unbundling of integrated utilities where distribution entities could purchase their power requirements from any generator or set of generators in ERCOT. Those generators which are currently regulated would be deregulated after provisions are in place to recover stranded costs. The proposal has been assigned to a separate proceeding (Project No. 15000). CSW expects this project to provide the vehicle for the Texas Commission and other interested parties to develop positions on industry restructuring before the Texas Legislature convenes in January 1997. The schedule for Project No. 15000 contemplates that the Texas Commission will develop legislative recommendations on restructuring and stranded costs during the second half of 1996 and a schedule has been developed for this project that includes a series of workshops and technical conferences during the first half of 1996.

     On February 7, 1996, the Texas Commission adopted a rule governing transmission access and pricing (Project No. 14045). The pricing method tentatively adopted by the Texas Commission is a hybrid combination of an ERCOT-wide postage stamp rate covering 70%

                               WTU
       2-142
of total ERCOT transmission costs and a distance-sensitive component referred to as a vector-absolute megawatt mile which recovers the remaining 30% of ERCOT transmission costs. Although the open access tariffs filed with the FERC on February 9, 1996 do not reflect Project No. 14045 pricing, WTU anticipates filing tariffs with the FERC that do conform to the Texas Commission's rule in the second quarter of 1996.

     Regulatory Accounting
     Consistent with industry practice and the provisions of SFAS No. 71, which allows for the recognition and recovery of regulatory assets, WTU has recognized significant regulatory assets and liabilities. Management believes that WTU will continue to meet the criteria for following SFAS No. 71. However, in the event WTU no longer meets the criteria for following SFAS No. 71, a write-off of regulatory assets and liabilities would be required. For additional information regarding SFAS No. 71 reference is made to NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     Consolidated Taxes
     Prior to 1992, the Texas Commission allowed income taxes to be recovered in rates based on the federal income tax incurred by a utility as if it were a stand-alone company. This "stand-alone" approach treated the regulated activities of a utility as a separate entity and considered only those revenues and expenses that are included in the utility's cost of service to calculate the federal income tax liability for ratemaking purposes. However, in 1992 the Texas Commission changed its method of calculating the federal income tax component of rates to the "actual tax approach." This approach reduces rates by the tax benefits of deductions which are not considered for or included in setting rates for the utility.

     On April 13, 1995, the Supreme Court issued a decision which holds that the Texas Commission is not required to use the tax benefits associated with the losses of unregulated affiliates to reduce tax expense in cost of service. The Supreme Court also ruled that the Texas Commission cannot include the income tax deductions taken by the utility for disallowed expenses when determining the utility's federal income tax liability.


ENVIRONMENTAL MATTERS

     The operations of WTU, like those of other utility systems, generally involve the use and disposal of substances subject to environmental laws. CERCLA, the federal "Superfund" law, addresses the cleanup of sites contaminated by hazardous substances. Superfund requires that PRPs fund remedial actions regardless of fault or the legality of past disposal activities. PRPs include owners and operators of contaminated sites and transporters and/or generators of hazardous substances. Many states have similar laws. Legally, any one PRP can be held responsible for the entire cost of a cleanup. Usually, however, cleanup costs are allocated among PRPs.

     WTU is subject to various pending claims alleging that it is a PRP under federal or state remedial laws for investigating and cleaning up contaminated property. WTU anticipates that resolution of these claims, individually or in the aggregate, will not have a material adverse effect on its results of operations or financial condition. Although the reasons for this expectation differ from site to site, factors that are the basis for the expectation for specific sites include the volume and/or type of waste allegedly contributed by WTU, the estimated amount of costs allocated to WTU and the participation of other parties.





                               WTU
       2-143

NEW ACCOUNTING STANDARDS

     SFAS No. 121
     In March 1995, the FASB issued SFAS No. 121 to be effective for financial statements for fiscal years beginning after December 15, 1995. The statement establishes a two-fold test for identification and quantification of an impaired asset. The first test in determining an impairment is to compare the sum of expected future cash flows (undiscounted and without interest charges) related to an asset to the carrying amount of the asset. If the sum of expected cash flows is not sufficient to recover the carrying value of the asset, then an impairment is recognized. Once an impairment is identified, the second part of the test is applied to quantify the amount of the impairment. The statement lists several alternative methods of establishing fair market value and quantifying the impairment. Cash flows used to measure possible impairment of an asset are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. For WTU, the lowest independently identifiable cash flow level used for this analysis is jurisdictional rates charged to customers.

     WTU will adopt SFAS No. 121 in the first quarter of 1996. Under the current regulatory environment, WTU does not expect the adoption of SFAS No. 121 to have a significant impact on WTU's results of operations or financial condition. However, future developments in the electric industry and utility regulation could jeopardize the full recovery of the carrying cost of certain investments. Consequently, WTU is monitoring the changing conditions facing the electric utility industry.

     SFAS No. 123
     SFAS No. 123 was issued in October 1995 with an effective date for transactions entered into after December 15, 1995. This statement requires the use of an option pricing model to calculate the value of stock-based compensation transactions where such value cannot otherwise be determined, but then allows for two alternative methods of reporting the transactions. One method recognizes this value as a cost of compensation and as an expense for the current period. The alternative method permits footnote disclosure of the compensation cost, without charging the amount against current earnings.

     As provided by the provisions of SFAS No. 123, WTU will continue to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and adopt the disclosure requirements of SFAS No. 123 in 1996. Accordingly, the adoption of SFAS No. 123 will not impact WTU's results of operations or financial condition.


RESULTS OF OPERATIONS

     Electric Operating Revenues
     Electric operating revenues decreased approximately $23.2 million and $2.5 million in 1995 and 1994, respectively, when compared to the prior year. The decrease in 1995 was attributable primarily to a one-time $21 million base rate refund made pursuant to the WTU Stipulation and Agreement. Also contributing to such decrease were reductions in retail base rates made in accordance with the WTU Stipulation and Agreement and decreases in transmission equalization revenues and other miscellaneous non-KWH related revenues. These decreases were partially offset by increases in sales to a major new wholesale customer.

     The 1994 decrease in electric operating revenues was due primarily to a reduction in lower margin off-system sales of $8 million resulting from decreased market place demand, and was partially offset by higher on-system revenues of $6.5 million attributable to a 3% increase in retail KWH sales. Also contributing to the 1994 decrease was an interim rate reduction of approximately $5.7 million on an annual basis effective October 1, 1994.



                               WTU
       2-144
     Fuel
     Fuel expenses were $123.7 million in 1995, which represented a decrease of 6% when compared to 1994 fuel expenses of $131.3 million. The decrease was primarily attributable to a 3% decrease in average unit fuel costs from $1.88 per Mmbtu in 1994 to $1.83 per Mmbtu in 1995 due largely to lower spot gas market prices brought about by weak demand and excess gas storage. Also contributing to the decreased fuel expense was increased plant efficiencies in 1995 which resulted in less fuel required per MWH generated.

     In 1994, fuel expenses decreased approximately $3.8 million or 3% when compared to 1993. The 1994 decrease in fuel expenses was primarily attributable to a 2% decrease in average unit fuel costs from $1.91 per Mmbtu in 1993 to $1.88 per Mmbtu in 1994 and a 2% decrease in generation.

     Purchased Power Expenses
     Purchased power expenses increased approximately $5.9 million during 1995 when compared with 1994, but decreased approximately $2.3 million in 1994 when compared to 1993. The 1995 increase was primarily attributable to additional energy purchases made to serve the increased load resulting from the addition of a wholesale customer and increased economy purchases. The decrease in 1994 resulted from a decrease in economy purchases.

     Other Operating
     Other operating expenses decreased approximately $2.6 million during 1995 when compared to 1994, but increased in 1994 when compared to 1993 by $4.9 million. The decrease in 1995 was primarily due to the realization of savings resulting from cost containment efforts and decreased environmental expenditures. Partially offsetting these decreases were increases in transmission expenses associated with the completion and placement in service of a new HVdc tie in 1995, increased employee related costs and increased telecommunications expenses.

     The 1994 increase in operating expenses reflects a reimbursement in 1993 for the settlement of a dispute relating to a coal supply contract which lowered expenses in 1993. Higher outside services for fuel related issues and other employee related expenses also contributed to the increase.

     Restructuring
     Restructuring charges reflect the original accrual of $15.2 million in 1993, which was subsequently adjusted by $2 million in 1994 and $0.4 million in 1995, and the recording of a $13.2 million regulatory asset during 1995 in accordance with the WTU Stipulation and Agreement for previously recorded costs associated with the restructuring.

     Maintenance
     Maintenance expense in 1995 decreased from 1994 by approximately $1 million or 7% due primarily to decreased production maintenance resulting from non-recurring plant overhauls in 1994 and savings resulting from cost containment efforts. Maintenance expense in 1994 increased over 1993 by approximately $1.7 million or 13% due primarily to increased production maintenance of boiler and electric plant.

     Depreciation and Amortization
     Depreciation and amortization expenses increased approximately $1.7 million and $1.2 million during 1995 and 1994, respectively, when compared to prior years due primarily to increases in depreciable property.

     Income Taxes
     Income taxes decreased approximately $12.4 million or 69% in 1995 when compared with 1994 due primarily to a reduction of $6.9 million of deferred income taxes in accordance with the WTU Stipulation and Agreement and lower pre-tax income. The increase of approximately $4.3 million or 32% in 1994 when compared with 1993 was due to higher pre-tax income.



                               WTU
       2-145
     Other Income and Deductions
     Other income decreased approximately $4.7 million in 1995 due primarily to an adjustment to reallocate parent company tax benefits. Other income increased approximately $2.3 million in 1994 when compared to 1993 as a result of tax benefits received under WTU's tax sharing agreement with CSW.

     Interest on Long-Term Debt
     Interest on long-term debt increased approximately $2.9 million in 1995 when compared to the prior year as a result of higher levels of long-term debt outstanding. Interest on long-term debt decreased approximately $0.7 million in 1994 when compared to the prior year due to WTU's refinancing of higher cost debt with lower cost debt and decreased average balances outstanding.

     Cumulative Effect of Changes in Accounting Principles
     In 1993, WTU changed its method of accounting for unbilled revenue and implemented SFAS No. 112. These accounting changes had a cumulative effect of increasing net income by $3.8 million.

     Inflation
     Annual inflation rates, as measured by the national Consumer Price Index, have averaged approximately 2.8% for the three-year period ending December 31, 1995. WTU believes that inflation, at this level, does not materially affect its results of operations or financial condition. However, under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical plant costs may not be adequate to replace plant in future years.



























                               WTU


       2-146
WTU
Statements of Income
West Texas Utilities Company
                                           For the Years Ended December 31,
                                           1995          1994          1993
Electric Operating Revenues                           (thousands)
    Residential                         $114,269       $118,525      $115,932
    Commercial                            66,363         66,483        65,085
    Industrial                            51,443         52,626        53,709
    Sales for resale                      73,905         67,076        72,252
    Other                                 13,855         38,281        38,467
                                         319,835        342,991       345,445
Operating Expenses and Taxes
    Fuel                                 123,723        131,258       135,048
    Purchased power                       10,998          5,144         7,411
    Other operating                       63,727         66,290        61,357
    Restructuring charges                (13,582)        (2,037)       15,250
    Maintenance                           13,931         14,978        13,251
    Depreciation and amortization         33,290         31,569        30,405
    Taxes, other than income              22,720         23,072        22,496
    Income taxes                           5,542         17,954        13,651
                                         260,349        288,228       298,869
Operating Income                          59,486         54,763        46,576

Other Income and Deductions
    Allowance for equity funds used
      during construction                    378            150           109
    Other                                   (463)         4,210         1,907
                                             (85)         4,360         2,016
Income Before Interest Charges            59,401         59,123        48,592

Interest Charges
    Interest on long-term debt            21,413         18,547        19,225
    Interest on short-term debt and
      other                                4,111          3,534         2,988
    Allowance for borrowed funds used
      during construction                   (653)          (324)         (138)
                                          24,871         21,757        22,075
Income Before Cumulative Effect of
  Changes in Accounting Principles        34,530         37,366        26,517

Cumulative Effect of Changes in
  Accounting Principle                        --             --         3,779

Net Income                                34,530         37,366        30,296
    Preferred stock dividends                264            452           967
Net Income for Common Stock              $34,266        $36,914       $29,329










                  The accompanying notes to financial statements
                     are an integral part of these statements.

                               WTU
       2-147
WTU
Statements of Retained Earnings
West Texas Utilities Company
                                           For the Years Ended December 31,
                                            1995         1994         1993
                                                      (thousands)

Retained Earnings at Beginning of Year    $132,504     $126,642     $127,424
  Net income for common stock               34,266       36,914       29,329
  Deduct: Common stock dividends            41,000       31,000       30,000
          Preferred stock redemption
            costs                               --           52          111
Retained Earnings at End of Year          $125,770     $132,504     $126,642









































                 The accompanying notes to financial statements
                    are an integral part of these statements.


                               WTU
       2-148
WTU
Balance Sheets
West Texas Utilities Company
                                                        As of December 31,
                                                       1995           1994
                                                           (thousands)
ASSETS

  Electric Utility Plant
    Production                                       $427,547       $427,736
    Transmission                                      199,055        194,402
    Distribution                                      326,337        308,905
    General                                            84,326         73,938
    Construction work in progress                      32,686         23,257
                                                    1,069,951      1,028,238
  Less - Accumulated depreciation                     389,379        364,383
                                                      680,572        663,855
Current Assets
    Cash                                                  717          2,501
    Accounts receivable                                28,923         23,165
    Materials and supplies, at average cost            16,660         16,519
    Fuel inventory, at average cost                     8,281          9,229
    Coal inventory, at LIFO cost                        5,545          6,442
    Accumulated deferred income taxes                   5,328          3,068
    Prepayments and other                               1,042          1,091
                                                       66,496         62,015
Deferred Charges and Other Assets
    Deferred Oklaunion costs                           26,092         26,914
    Restructuring costs                                12,741             --
    Other                                              29,713         19,193
                                                       68,546         46,107

                                                     $815,614       $771,977




















                 The accompanying notes to financial statements
                    are an integral part of these statements.


                               WTU
       2-149
WTU
Balance Sheets
West Texas Utilities Company
                                                        As of December 31,
                                                        1995          1994
CAPITALIZATION AND LIABILITIES                              (thousands)
Capitalization
    Common stock:   $25 par value
        Authorized:   7,800,000 shares
        Issued and outstanding: 5,488,560 shares      $137,214      $137,214
    Paid-in capital                                      2,236         2,236
    Retained earnings                                  125,770       132,504
        Total Common Stock Equity                      265,220       271,954
    Preferred stock
        Not subject to mandatory redemption              6,291         6,291
    Long-term debt                                     273,245       210,047
        Total Capitalization                           544,756       488,292

Current Liabilities
    Long-term debt due within twelve months                 --           650
    Advances from affiliates                            19,820        46,315
    Payables to affiliates                               8,244         4,547
    Accounts payable                                    20,611        23,942
    Accrued taxes                                       13,182         7,452
    Accrued interest                                     6,081         4,394
    Over-recovered fuel costs                            4,060         1,586
    Refund due customers                                 1,812            --
    Other                                                3,121         2,743
                                                        76,931        91,629
Deferred Credits
    Accumulated deferred income taxes                  145,130       146,146
    Investment tax credits                              30,561        31,882
    Income tax related regulatory liabilities, net      14,464         9,217
    Other                                                3,772         4,811
                                                       193,927       192,056

                                                      $815,614      $771,977
















                The accompanying notes to financial statements
                   are an integral part of these statements.


                               WTU
       2-150
WTU
Statements of Cash Flows
West Texas Utilities Company
                                               For the Years Ended December 31,
                                                 1995       1994       1993
                                                         (thousands)
OPERATING ACTIVITIES
    Net Income                                  $34,530    $37,366    $30,296
    Non-cash Items Included in Net Income
        Depreciation and amortization            34,382     33,362     31,925
        Restructuring charges                      (367)    (2,037)    15,250
        Deferred income taxes and investment
          tax credits                               650      7,056      3,159
        Regulatory asset established for
          previously incurred restructuring
          charges                               (13,213)        --         --
        Cumulative effect of changes in
          accounting principles                      --         --     (3,779)
        Allowance for equity funds used during
          construction                             (378)      (150)      (109)
    Changes in Assets and Liabilities
        Accounts receivable                      (5,758)     1,332     (3,159)
        Fuel inventory                            1,845     (1,010)        (6)
        Accounts payable                         (4,922)     7,558     (5,775)
        Payables to associates                    3,697    (36,564)    22,627
        Accrued taxes                             5,730     (7,168)     4,085
        Accrued restructuring charges              (204)    (8,918)        --
        Over- and under-recovered fuel costs      2,474      1,512     (1,767)
        Refunds due customers                     1,812         --         --
        Other deferred credits                   (1,039)     1,053      3,767
        Other                                    (5,899)    (5,388)    (6,496)
                                                 53,340     28,004     90,018
INVESTING ACTIVITIES
    Construction expenditures                   (44,076)   (41,504)   (36,318)
    Allowance for borrowed funds used during
      construction                                 (653)      (324)      (138)
    Disposition of plant                         (1,864)    (1,315)     3,302
                                                (46,593)   (43,143)   (33,154)
FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt    118,376     39,354        (77)
    Reacquisition of long-term debt             (59,082)   (20,731)   (24,250)
    Redemption of preferred stock                    --     (4,700)   (10,000)
    Payment of dividends                        (41,330)   (31,520)   (30,816)
    Change in advances from affiliates          (26,495)    34,531      7,241
                                                 (8,531)    16,934    (57,902)

Net Change in Cash and Cash Equivalents          (1,784)     1,795     (1,038)
Cash and Cash Equivalents at Beginning of Year    2,501        706      1,744
Cash and Cash Equivalents at End of Year           $717     $2,501       $706

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized      $20,496    $18,128    $18,430
    Income taxes paid                            $8,399    $12,720       $325





                   The accompanying notes to financial statements
                      are an integral part of these statements.


                               WTU
       2-151
WTU
Statements of Capitalization
West Texas Utilities Company
                                                         As of December 31,
                                                         1995         1994
                                                            (thousands)
COMMON STOCK EQUITY                                    $265,220     $271,954

PREFERRED STOCK
Cumulative $100 Par Value, Authorized 810,000 shares
                        Number          Current
                        of Shares       Redemption
Series                  Outstanding     Price
Not Subject to Mandatory
  Redemption
   4.40%                 60,000         $107.00           6,000        6,000
Premium                                                     291          291
                                                          6,291        6,291


LONG-TERM DEBT
First Mortgage Bonds
    Series O, 9 1/4%, due December 1, 2019                   --       55,203
    Series P, 7 3/4%, due June 1, 2007                   25,000       25,000
    Series Q, 6 7/8%, due October 1, 2002                35,000       35,000
    Series R, 7%, due October 1, 2004                    40,000       40,000
    Series S, 6 1/8%, due February 1, 2004               40,000       40,000
    Series T, 7 1/2%, due April 1, 2000                  40,000           --
    Series U, 6 3/8%, due October 1, 2005                80,000           --
Installment Sales Agreements - PCRBs
    Series 1984, 7 7/8%, due September 15, 2014 (Red
      River)                                             44,310       44,310
Unamortized discount and premium                         (1,607)      (1,323)
Unamortized costs of reacquired debt                    (29,458)     (27,493)
Amount to be redeemed within one year                        --         (650)
                                                        273,245      210,047

TOTAL CAPITALIZATION                                   $544,756     $488,292

















                 The accompanying notes to financial statements
                    are an integral part of these statements.



                               WTU
       2-152
WEST TEXAS UTILITIES COMPANY
NOTES TO FINANCIAL STATEMENTS


1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  See CSW's NOTE 1 on pages 2-32 to 2-37.


2.LITIGATION AND REGULATORY PROCEEDINGS

       WTU Stipulation and Agreement
       WTU has been the subject of several pending regulatory matters, including the following: (i) a retail rate proceeding and fuel reconciliation before the Texas Commission in Docket No. 13369; (ii) Writ of Error to the Supreme Court - review of WTU's 1987 Texas rate case in Docket No. 7510; and (iii) the Texas Commission's proceeding on remand in Docket No. 13949 regarding deferred accounting treatment for Oklaunion Power Station Unit No. 1 originally authorized in the Texas Commission's Docket No. 7289.

       On September 22, 1995, WTU, along with other major parties to the above described matters, filed with the Texas Commission a joint stipulation and agreement to resolve all of these matters. The WTU Stipulation and Agreement is a unified package that included: (i) a retail base rate reduction of approximately $13.5 million annually starting with WTU's October 1995 revenue month billing cycle; (ii) a $21 million retail refund which was not attributed to any specific cause but was inclusive of all claims related to the three above described litigation and regulatory matters and included the effect of the rate reduction to October 1, 1994; (iii) a reduction of fixed fuel factors by approximately 2%; (iv) various rate and accounting treatments including a reasonable return on equity for retail operations of 11.375%; and
  (v) a retail base rate freeze until October 1, 1998, subject to certain force majeure provisions.

       On November 9, 1995, the Texas Commission rendered a final order that implemented the joint stipulation and agreement, ending the rate proceeding and fuel reconciliation in Docket No. 13369 and the remand, designated Docket No. 13949, to the Texas Commission by the Supreme Court for the deferred accounting treatment of Oklaunion Power Station Unit No. 1 originally authorized by the Texas Commission in Docket No. 7289. The final order also set into motion the actions required to seek a remand of the appeal of Docket No. 7510 to the Texas Commission to implement a final order consistent with the WTU Stipulation and Agreement.

       On December 8, 1995, all parties to the appeals filed a joint motion with the Supreme Court and, on December 22, 1995, the Supreme Court approved the joint motion to withdraw and dismissed the case. The case will now go back to the Court of Appeals so that it can be remanded back to the Texas Commission. The date of this remand and final action by the Texas Commission is not known.

       The WTU Stipulation and Agreement is expected to impact
  WTU's results of operations for the next several years, reducing annual earnings by approximately $8 million beginning in 1996. Details of the items with significant earnings impact for 1995 and 1996, including certain accounting treatments, are set forth in the following table.




                               WTU
       2-153
                                                 1995               1996
                                                                 (unaudited)
                                          Pre-tax  After-tax  Pre-tax After-tax
                                                       (millions)

      Refund to retail customers          $(21.0)   $(13.7)      $--      $--
      Effect of retail rate reduction       (2.4)     (1.6)     (7.6)    (4.9)
      Current flowback of property
        related excess deferred
        federal income taxes                 6.9       6.9        --       --
      Five year flowback of non-
        property related excess
        deferred federal income taxes        0.1       0.1       0.5      0.5
      Capitalization and amortization
        of previously expensed
        restructuring costs                 12.7       8.2      (1.9)    (1.2)
      Accelerated amortization of
        deferred Oklaunion plant
        costs (accelerated from
        the remaining 31 years to
        7 years)                              --        --      (2.9)    (1.9)
      Other amortization                    (0.2)     (0.1)     (0.8)    (0.5)
      Other one-time items                   1.0       0.7        --       --

       The WTU Stipulation and Agreement also eliminated several significant risks that have been the subject of regulatory proceedings relating to deferred accounting and rates and will enable WTU's rates to remain at competitive levels for the foreseeable future.

       Other
       WTU is party to various other legal claims, actions and complaints arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on WTU's results of operations or financial condition.


3.COMMITMENTS AND CONTINGENT LIABILITIES

  Construction and Capital Expenditures

       It is estimated that WTU will spend approximately $42 million, including AFUDC, in construction expenditures during 1996. Substantial commitments have been made in connection with this capital expenditure program.

  Fuel Commitments

       WTU has entered into various commitments for the procurement of fuel.

       WTU Pipeline Leases
       WTU has a sale/leaseback agreement with Transok, an affiliated company, for full capacity use of a natural gas pipeline to WTU's Ft. Phantom generating plant. The lease agreement also provides for full capacity use of Transok's natural gas pipelines serving WTU's San Angelo, Oak Creek and Rio Pecos generating plants. The initial terms of the agreement entered into in 1992 are for twelve years with renewable options thereafter.

4.INCOME TAXES
  See CSW's NOTE 4.

5.BENEFIT PLANS
  See CSW's NOTE 5.


                               WTU
       2-154
6.JOINTLY OWNED ELECTRIC UTILITY PLANT
  See CSW's NOTE 6.

7.FINANCIAL INSTRUMENTS
  See CSW's NOTE 7.

8.LONG-TERM DEBT
  See CSW's NOTE 8.

9.PREFERRED STOCK
  See CSW's NOTE 9.

10.SHORT-TERM FINANCING
  See CSW's NOTE 10.

11.QUARTERLY INFORMATION
  See CSW's NOTE 14 on pages 2-64 and 2-65.




CSW's NOTE 4 through NOTE 10 are found on pages 2-48 through 2-60.




















                               WTU
       2-155
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of West Texas Utilities
Company:

     We have audited the accompanying balance sheets and statements of capitalization of West Texas Utilities Company (a Texas corporation and a wholly owned subsidiary of Central and South West Corporation) as of December 31, 1995 and 1994, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of WTU's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Texas Utilities Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

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



Arthur Andersen LLP

Dallas, Texas
February 28, 1996












                               WTU
       2-156
REPORT OF MANAGEMENT

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

     WTU believes that, in all material respects, its system of internal controls over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition functioned effectively as of December 31, 1995.




Glenn Files                                         R. Russell Davis
President and CEO - WTU                             Controller - WTU










                               WTU
       2-157
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     CSW                   None.
     CPL                   None.
     PSO                   None.
     SWEPCO                None.
     WTU                   None.



       3-1
PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANTS.

     CSW has filed with the SEC its Notice of Annual Meeting of Stockholders and Proxy Statement relating to its 1996 Annual Meeting of Stockholders. The information required by ITEM 10, other than with respect to certain information regarding the executive officers of CSW which is included in ITEM 1-BUSINESS, is hereby incorporated by reference herein from pages 3-5 and 8 of such Proxy Statement.

     (a) Directors of each of the Electric Operating Companies, together with certain information with respect to each of them, are listed below.

     Name, Age, Principal                                 Year
Occupation, Business Experience                       First Became
and Other Directorships                                 Director

CPL

JOHN F. BRIMBERRY        AGE - 63                         1995
President of Professional Insurance Agents, Inc.,
Victoria, Texas.

E. R. BROOKS             AGE - 58                         1991
Chairman, President and CEO of CSW since 1991.
President of CSW from 1990 to 1991. Director of CSW and each of its subsidiaries. Director of Hubbell, Inc., Orange, Connecticut. Trustee of Baylor
University Medical Center, Dallas, Texas and Hardin-
Simmons University, Abilene, Texas.

ROBERT R. CAREY *        AGE - 58                         1989
President and CEO of CPL since 1990.  Director of
NationsBank, Corpus Christi, Texas.
*Mr. Carey will retire from all positions held at CPL effective April 30, 1996.

RUBEN M. GARCIA          AGE - 64                         1981
President or principal of several firms engaged primarily in construction and land development in the Laredo, Texas area.

DAVID L. HOOPER          AGE - 40                         1994
Vice President, Marketing and Business Development of
CPL since 1994.  Director of Marketing and Business
Development of CSW Services from 1993 to 1994.
Director of Marketing and Business Development of CPL from 1991 to 1993. Area manager of CPL from 1990 to 1991.

HARRY D. MATTISON *      AGE - 59                         1994
Executive Vice President of CSW since 1990 and CEO of
CSW  Services  since 1993.  COO of CSW from  1990  to
1993.  Director of CSW and each of CSW's wholly owned
subsidiaries.  President and CEO of SWEPCO from  1989
to 1990.
* Mr. Mattison will retire from CPL's board of directors effective April 11, 1996.

       3-2
     Name, Age, Principal                                 Year
Occupation, Business Experience                       First Became
and Other Directorships                                 Director


ROBERT A. McALLEN        AGE - 61                         1983
Robert A. McAllen, Insurance Agency, Weslaco, Texas.

PETE MORALES, JR.        AGE - 55                         1990
President and General Manager of Morales Feed Lots,
Inc., Devine, Texas.  Director of The Bank of Texas,
Devine, Texas.

S. LOYD NEAL, JR.        AGE - 58                         1990
President of Hilb, Rogal and Hamilton Company of
Corpus Christi, an insurance agency, Corpus Christi,
Texas.  Director of Bay Area Medical Center, Corpus
Christi, Texas.

H. LEE RICHARDS          AGE - 62                         1987
Chairman of the Board of Hygeia Dairy Company,
Harlingen, Texas.

MELANIE J. RICHARDSON    AGE - 39                         1993
Vice President, Administration of CPL since 1993.
Treasurer of CPL from 1992 to 1994.  Vice President,
Corporate Services of CPL from 1992 to 1993.
Director of Internal Audits of CPL from 1991 to 1992.
Manager of Personnel Services of CPL from 1986 to
1991.

J. GONZALO SANDOVAL      AGE - 47                         1992
Vice President, Operations and Engineering of CPL since 1993. Vice President, Regional Operations of
CPL from 1992 to 1993.  Vice President, Corporate
Services of CPL from 1991 to 1992. General Manager of the Southern Region of CPL from 1988 to 1991.

GERALD E. VAUGHN         AGE - 53                         1993
Vice President, Nuclear of CSW Services since 1994.
Vice President, Nuclear Affairs of CPL from 1993 to
1994.  Vice President for Shearon Harris Nuclear
Plant from 1992-1993 and Vice President, Nuclear
Services from 1990 to 1992 of Carolina Power and
Light Company, Raleigh, North Carolina.

    Each of the directors and executive officers of CPL is elected to hold office until the first meeting of CPL's Board of Directors after the 1996 Annual Meeting of Stockholders. CPL's 1996 Annual Meeting of Stockholders is presently scheduled to be held on April 11, 1996. All outside directors have engaged in their principal occupations listed above for a period of more than five years, unless otherwise indicated.


PSO

E. R. BROOKS             AGE - 58                         1991
Chairman, President and CEO of CSW since 1991.
President of CSW from 1990 to 1991. Director of CSW and each of its subsidiaries. Director of Hubbell, Inc., Orange, Connecticut. Trustee of Baylor
University Medical Center, Dallas, Texas and Hardin-
Simmons University, Abilene, Texas.

       3-3
     Name, Age, Principal                                 Year
Occupation, Business Experience                       First Became
and Other Directorships                                 Director


HARRY A. CLARKE          AGE - 67                         1972
General Partner and President of HAC Investments,
Afton, Oklahoma.

PAUL K. LACKEY, JR.      AGE - 52                         1992
Secretary of Health and Human Services, Executive
Director of the Office of Juvenile Affairs, State of
Oklahoma, beginning in 1995.  Consultant, Flint
Industries, Inc., a construction, electronics manufacturing, and environmental services company,
Tulsa, Oklahoma.  Advisory Director of Bank IV-Tulsa,
Tulsa, Oklahoma.

PAULA MARSHALL-CHAPMAN   AGE - 42                         1991
General Partner/CEO of Bama Pie Ltd., a baked goods produce company, Tulsa, Oklahoma.

HARRY D. MATTISON *      AGE - 59                         1994
Executive Vice President of CSW since 1990 and CEO of
CSW Services since 1993.  COO of CSW from 1990 to
1993. Director of CSW and each of CSW's wholly owned subsidiaries. President and CEO of SWEPCO from 1989 to 1990.
* Mr. Mattison will retire from PSO's board of directors effective April 16, 1996.

WILLIAM R. McKAMEY       AGE - 49                         1993
Vice President, Marketing and Business Development of
PSO since 1993.  Director of Marketing and Business
Development of CSW from 1992 to 1993.  Director of
Marketing of SWEPCO from 1990 to 1992.

MARY M. POLFER           AGE - 51                         1991
Vice President, Administration of PSO since 1993.
Vice President, Finance of PSO from 1990 to 1993.

DR. ROBERT B. TAYLOR, JR. AGE - 67                        1975
Retired dentist, Okmulgee, Oklahoma.

ROBERT L. ZEMANEK        AGE - 46                         1990
President and CEO of PSO since 1992.  Executive Vice
President of PSO from 1990 to 1992.

WALDO J. ZERGER, JR.     AGE - 49                         1991
Vice President, Operations and Engineering of PSO since 1994. Vice President of Division Operations of
PSO from 1990 to 1994.

     Each of the directors and executive officers of PSO is elected to hold office until the first meeting of PSO's Board of Directors after the 1996 Annual Meeting of Stockholders. PSO's 1996 Annual Meeting of Stockholders is presently scheduled to be held on April 16, 1996. All outside directors have engaged in their principal occupations listed above for a period of more than five years, unless otherwise indicated.

       3-4
     Name, Age, Principal                                 Year
Occupation, Business Experience                       First Became
and Other Directorships                                 Director


SWEPCO

RICHARD H. BREMER        AGE - 47                         1989
President and CEO of SWEPCO since 1990.  Director of
Commercial National Bank, Shreveport, Louisiana.
Director of Deposit Guaranty Corporation, Jackson,
Mississippi.

E. R. BROOKS             AGE - 58                         1991
Chairman, President and CEO of CSW since 1991.
President of CSW from 1990 to 1991. Director of CSW and each of its subsidiaries. Director of Hubbell, Inc., Orange, Connecticut. Trustee of Baylor
University Medical Center, Dallas, Texas and Hardin-
Simmons University, Abilene, Texas.

JAMES E. DAVISON         AGE - 58                         1993
Sole Proprietor of Paul M. Davison Petroleum
Products. President and Chief Executive Officer of
Davison Transport, Inc. and Davison Terminal
Services, Inc.  Advisory Board member of Heritage
Financial Group. All of the above entities are located in Ruston, Louisiana.

AL P. EASON, JR. *       AGE - 70                         1975
President, Eason and Company, a general insurance company, Fayetteville, Arkansas.
* Mr. Eason will retire from SWEPCO's board of directors effective April 10, 1996.

W. J. GOOGE, JR.         AGE - 53                         1990
Vice President, Administration of SWEPCO since 1993.
Vice President, Corporate Services of SWEPCO from
1990 to 1993.

DR. FREDERICK E. JOYCE   AGE - 61                         1990
Physician. President of Chappell-Joyce Pathology
Association, P.A., Texarkana, Texas. President of
Doctors Diagnostic Laboratory, Inc., Texarkana,
Texas. Director of State First National Bank and
State First Financial Corporation, Texarkana,
Arkansas.  Director of First Commercial Corporation,
Little Rock, Arkansas.

MICHAEL H. MADISON       AGE - 47                         1992
Vice President, Operations and Engineering of SWEPCO since 1993. Vice President, Engineering and
Production of SWEPCO from 1992 to 1993.  Vice
President, Corporate Services of WTU from 1990 to
1992.

HARRY D. MATTISON *      AGE - 59                         1994
Executive Vice President of CSW since 1990 and CEO of
CSW Services since 1993.  COO of CSW from 1990 to
1993. Director of CSW and each of CSW's wholly owned subsidiaries. President and CEO of SWEPCO from 1989 to 1990.
* Mr. Mattison will retire from SWEPCO's board of directors effective April 10, 1996.

MARVIN R. McGREGOR       AGE - 49                         1990
Vice President, Marketing and Business Development of
SWEPCO since 1990.

       3-5
     Name, Age, Principal                                 Year
Occupation, Business Experience                       First Became
and Other Directorships                                 Director


WILLIAM C. PEATROSS      AGE - 52                         1990
President of Caddo Abstract and Title Co., Inc.,
Director of Commercial National Bank. Both entities are located in Shreveport, Louisiana.

MAXINE P. SARPY          AGE - 56                         1996
Vice President of the Caddo-Bossier Port Commission,
Treasurer of the Association for Community Training and State President of the Auxiliary to the Louisiana
Medical Association, Board Member of the National
Conference of Christians and Jews. All of the above entities are located in Shreveport, Louisiana. Vice
President of the Southern University Foundation
Board, Baton Rouge, Louisiana.

     Each of the directors and executive officers of SWEPCO is elected to hold office until the first meeting of SWEPCO's Board of Directors after the 1996 Annual Meeting of Stockholders. SWEPCO's 1996 Annual Meeting of Stockholders is presently scheduled to be held on April 10, 1996. All outside directors have engaged in their principal occupations listed above for a period of more than five years, unless otherwise indicated.


WTU

RICHARD F. BACON         AGE - 69                         1980
Retired President and CEO of Merchants, Inc.
Companies, a freight common carrier, Abilene, Texas.

C. HARWELL BARBER        AGE - 69                         1990
Chairman of Rita Barber, Inc., a burial clothing company, Abilene, Texas.

E. R. BROOKS             AGE - 58                         1980
Chairman, President and CEO of CSW since 1991.
President of CSW from 1990 to 1991. Director of CSW and each of its subsidiaries. Director of Hubbell, Inc., Orange, Connecticut. Trustee of Baylor
University Medical Center, Dallas, Texas and Hardin-
Simmons University, Abilene, Texas.

PAUL J. BROWER           AGE - 47                         1991
Vice President, Marketing and Business Development of
WTU since 1991.  Division Manager of PSO from 1990 to
1991.

T. D. CHURCHWELL         AGE - 51                         1994
Executive Vice President, Operations and Engineering of WTU beginning in 1995. Executive Vice President of WTU from 1994 to 1995. Vice President, Corporate
Services of CSW Services from 1991 to 1993.  Central
Region Manager of CPL from 1989 to 1991.

       3-6
     Name, Age, Principal                                 Year
Occupation, Business Experience                       First Became
and Other Directorships                                 Director


GLENN FILES *            AGE - 48                         1991
President and CEO of WTU since 1992.  Executive Vice
President of WTU from 1991 to 1992. Vice President,
Marketing and Business Development of CPL from 1990 to 1991. Director of First National Bank of Abilene,
Texas.
* Effective February 26, 1996, Mr. Files joined CSW's executive management team while retaining his responsibilities at WTU. Mr. Files will also assume an executive advisory role relating to CPL, effective April 30, 1996, pursuant to Mr. Robert R.
 Carey's retirement.

HARRY D. MATTISON *      AGE - 59                         1994
Executive Vice President of CSW since 1990 and CEO of
CSW Services since 1993.  COO of CSW from 1990 to
1993. Director of CSW and each of CSW's wholly owned subsidiaries. President and CEO of SWEPCO from 1989 to 1990.
* Mr. Mattison will retire from WTU's board of directors effective March 26, 1996.

TOMMY MORRIS             AGE - 61                         1976
Independent insurance agent, Abilene, Texas.

DIAN G. OWEN             AGE - 56                         1994
Chairman of Owen Healthcare, Inc., hospital services,
Abilene, Texas.  Director of First National Bank of
Abilene, Abilene, Texas.  Director of First Financial
Bankshares, Inc., Abilene, Texas.

JAMES M. PARKER          AGE - 65                         1987
President and CEO of J. M. Parker and Associates,
Inc., an investment company, Abilene, Texas.
Director of First Financial Bankshares, Inc. and
First National Bank of Abilene, Abilene, Texas.

DENNIS M. SHARKEY        AGE - 51                         1994
Vice President, Administration of WTU since 1994.
Vice President, Finance and Director of SWEPCO from
1990 to 1994.

F. L. STEPHENS           AGE - 58                         1980
Chairman and CEO of Town & Country Food Stores, Inc.,
San Angelo, Texas.  Director of Norwest Texas,
Lubbock, Texas.

     Each of the directors and executive officers of WTU is elected to hold office until the first meeting of WTU's Board of Directors after the 1996 Annual Meeting of Stockholders. WTU's 1996 Annual Meeting of Stockholders is presently scheduled to be held on March 26, 1996. All outside directors have engaged in their principal occupations listed above for a period of more than five years, unless otherwise indicated.

       3-7
     (b) The following is a list of officers who are not directors of the registrants, together with certain information with respect to each of them:
                                                       Year First
     Name, Age, Principal                              Elected to
Occupation, Business Experience                     Present Position


CPL, PSO, SWEPCO and WTU
SHIRLEY S. BRIONES       AGE - 44                         1994
Treasurer of CPL, PSO, SWEPCO, WTU and CSW Services since 1994. Manager, Budgets and Accounting Systems of CPL from 1992 to 1994. Supervisor of Accounting of CPL from 1990 to 1992.

R. RUSSELL DAVIS         AGE - 39                         1994
Controller of CPL, WTU, SWEPCO and CSW Services since
1994.  Controller of PSO since 1993.  Assistant
Controller of CSW from 1992 to 1993.  Assistant
Controller of CSW Services from 1991 to 1992.
Business Improvement Project Manager of WTU in 1991.
Manager of Financial Reporting of WTU from 1988 to
1991.

CPL
DAVID P. SARTIN          AGE - 39                         1994
Director of Planning and Analysis and Secretary of CPL since 1994. Controller of CPL from 1991 to 1994.
Controller of WTU from 1989 to 1991.

PSO
BETSY J. POWERS          AGE - 60                         1989
Secretary of PSO since 1989.

SWEPCO
MARILYN S. KIRKLAND      AGE - 48                         1995
Secretary of SWEPCO since 1995. Senior executive secretary to the president since 1992. Previously a human resource representative at SWEPCO.

WTU
MARTHA MURRAY            AGE - 50                         1992
Secretary of WTU since 1992. Previously a senior secretary at WTU.

       3-8
ITEM 11. EXECUTIVE COMPENSATION.

Cash and Other Forms of Compensation

     Information required by ITEM 11 with respect to CSW is hereby incorporated by reference herein from pages 15-19 of CSW's Proxy
Statement.

     The following table sets forth the aggregate cash and other compensation for services rendered for the fiscal years of 1995, 1994 and 1993 paid or awarded by each registrant to the CEO and each of the four most highly compensated Executive Officers, other than the CEO, whose salary and bonus exceeds $100,000, and up to two additional individuals, if any, not holding an executive officer position as of year-end but who held such a position at any time during the year, and whose compensation for the year would have placed them among the four most highly compensated executive officers. For CPL, PSO and SWEPCO only three Executive Officers meet these requirements.

                                  Summary Compensation Table
                                                              Long Term Compensation
                          Annual Compensation                 Awards               Payouts
                                                                      CSW
                                                 Other    CSW         Securities
                                                 Annual   Restricted  Underlying              All Other
                                                 Compen-  Stock       Options/      LTIP      Compen-
  Name and                     Salary   Bonus    sation   Award(s)    SARs          Payouts   sation
Principal Position        Year   ($)    ($)(1)   ($)(2)   ($)(1)(3)   (#)            ($)      ($)(4)
CPL

Robert R. Carey,          1995 306,415  44,679    9,414        --          --          --      23,117
President and CEO         1994 293,344      --      516        --      15,901          --      23,763
                          1993 272,893  32,943    9,548    33,608          --          --      27,587

J. Gonzalo Sandoval,      1995 137,760  19,503    4,366        --          --          --       6,199
Vice President,           1994 129,932      --      989        --       4,010          --       5,847
Operations and            1993 120,327   7,878    4,963     7,986          --          --       4,221
Engineering

Melanie J. Richardson,    1995 130,890  21,670    1,658        --          --          --       3,927
Vice President,           1994 122,230      --      454        --       4,010          --       3,667
Administration            1993 109,228   8,399    1,598        --          --          --       3,277

David L. Hooper, Vice     1995 128,060  15,587    2,402        --          --          --       3,789
President, Marketing      1994  87,704      --   51,928        --       4,010          --       3,365
and Business Development  1993      --      --       --        --          --          --          --
(2)(5)

PSO

Robert L. Zemanek,        1995 276,270  91,436    9,192        --          --          --      23,117
President and CEO         1994 262,962      --    2,981        --      14,792          --      17,472
                          1993 238,269  24,051    3,927    24,503          --          --      26,835

Waldo J. Zerger, Jr.,     1995 146,169  20,586    5,162        --          --          --       6,578
Vice President,           1994 138,108      --    2,634        --       4,010          --      12,847
Operations and            1993 128,866   4,988    2,571     5,052          --          --       5,347
Engineering

Mary M. Polfer, Vice      1995 142,492  19,503    5,075        --          --          --       4,275
President, Administration 1994 135,820      --    3,417        --       4,010          --       8,439
                          1993 127,403   4,635    3,071     4,179          --          --       3,518

William R. McKamey, Vice  1995 128,024  19,503    3,282        --          --          --       5,761
President, Marketing and  1994 119,900      --    2,401        --       4,010          --       6,074
Business Development      1993  52,953      --   33,903        --          --          --       4,487
(2)(5)

       3-9

                                                              Long Term Compensation
                          Annual Compensation                 Awards               Payouts
                                                                      CSW
                                                 Other    CSW         Securities
                                                 Annual   Restricted  Underlying              All Other
                                                 Compen-  Stock       Options/      LTIP      Compen-
  Name and                     Salary   Bonus    sation   Award(s)    SARs          Payouts   sation
Principal Position        Year   ($)    ($)(1)   ($)(2)   ($)(1)(3)   (#)            ($)      ($)(4)

SWEPCO

Richard H. Bremer,        1995 298,372  89,358   14,691        --          --          --      21,706
President and CEO         1994 277,359  50,000   13,978        --      15,901          --      22,235
                          1993 263,833  36,017   13,206    36,724          --          --      24,088

Marvin R. McGregor,       1995 145,825  23,837    3,801        --          --          --       7,402
Vice President, Marketing 1994 133,773      --    4,292        --       4,010          --       6,695
and Business Development  1993 126,620   8,196    5,769     8,319          --          --       5,197

Michael H. Madison, Vice  1995 142,448  22,753    4,376        --          --          --       7,250
President, Operating and  1994 131,621      --    3,625        --       4,010          --       6,600
Engineering (2)           1993 126,215   7,140   30,742     7,260          --          --       5,188

W. J. Googe, Jr.,         1995 133,664  21,670    2,718        --          --          --       6,854
Vice President,           1994 122,769      --    2,543        --       4,010          --       6,213
Administration            1993 117,644   7,001    4,965     9,620          --          --       6,632


WTU

Glenn Files, President    1995 266,223  85,048   19,144        --          --          --      23,117
and CEO (2)               1994 246,699  50,000   10,032        --      13,758          --       6,750
                          1993 223,333  24,675   39,223    25,138          --          --      26,126

T. D. Churchwell,         1995 180,400  40,388    9,206        --          --          --       4,500
Executive Vice President, 1994 163,329      --  180,191        --       6,133          --       4,500
Operation and Engineering 1993      --      --       --        --          --          --          --
(2) (5)

Dennis M. Sharkey,        1995 171,001  18,419    7,959        --          --          --       4,500
Vice President,           1994 157,046      --   72,927        --       4,010          --       4,500
Administration (2)(5)     1993      --      --       --        --          --          --          --

Paul J. Brower, Vice      1995 147,119  19,503   11,546        --          --          --       4,413
President, Marketing and  1994 132,058      --    5,519        --       4,010          --       3,962
Business Development      1993 123,133   7,231      673     7,351          --          --       3,366

Donald A. Welch, Vice     1995  91,034  17,336   20,011        --          --          --       4,071
President Division        1994 136,962      --    5,003        --       4,010          --       6,163
Operations and            1993 129,650   7,178    1,628     7,290          --          --       5,339
Engineering (2)(5)

(1) Amounts in this column are paid or awarded in a calendar year for performance in a preceding year.

(2) The following are the perquisites and other personal benefits required to be identified in respect of each Named Executive
     Officer.

     CPL
     In 1994, Mr. Hooper was reimbursed $49,485 for relocation expenses.

     PSO
     In 1993, Mr. McKamey was reimbursed $24,641 for relocation expenses.

     SWEPCO
     In 1993, Mr. Madison was reimbursed $14,848 for relocation expenses.

       3-10
     WTU
     In 1995, Mr. Welch received $13,133 in compensation related to the sale of restricted stock.

     In 1994, Mr. Churchwell and Mr. Sharkey were reimbursed $21,052 and $43,816, respectively, for relocation expenses. Mr.
     Churchwell was reimbursed $73,490 for loss on the sale of his home, due to structural problems.

     In 1993, Mr. Files was reimbursed $8,482 for spouse travel expenses.

(3)  CPL, PSO, SWEPCO and WTU
     Grants of restricted stock are administered by the Executive Compensation Committee of CSW's Board of Directors, which has the authority to determine the individuals to whom and the terms upon which restricted stock grants, including the number of underlying shares, shall be made. The awards reflected in this column all have four-year vesting periods with 20% of the stock vesting on the first, second and third anniversary dates of the award and 40% vesting on the fourth such anniversary date. Upon vesting, shares of CSW Common are re-issued without restrictions. The individuals receive dividends and may vote shares of restricted stock, even before they are vested. The amount reported in the table represents the market value of the shares at the date of grant. As of the end of 1995, the aggregate restricted stock holdings of each of the Named Executive Officers are presented in the following table.

                                       Restricted     Market
                   Name                Stock Held    Value at
                                       at December   December
                                        31, 1995     31, 1995

                   CPL
                   Robert R. Carey        1,417      $39,499
                   J. Gonzalo Sandoval      158        4,404
                   Melanie J. Richardson     --           --
                   David L. Hooper           --           --

                   PSO
                   Robert L. Zemanek        680       18,955
                   Waldo J. Zerger, Jr.     289        8,056
                   Mary M. Polfer           302        8,418
                   William R. McKamey        --           --

                   SWEPCO
                   Richard H. Bremer      1,550       43,206
                   Marvin R. McGregor       325        9,059
                   Michael H. Madison       300        8,363
                   W. Jerry Googe, Jr.      296        8,251

                   WTU
                   Glenn Files              733       20,432
                   T. D. Churchwell         301        8,390
                   Dennis M. Sharkey        340        9,478
                   Paul J. Brower           237        6,606
                   Donald A. Welch           --           --

(4)  CPL, PSO, SWEPCO and WTU
     Amounts shown in this column consist of (i) the annual employer matching payments to CSW's Thrift Plus Plan, (ii) premiums paid per participant for personal liability insurance and (iii) average amounts of premiums paid per participant under CSW's memorial gift program. Under this program, for certain executive officers, directors and retired directors from the CSW System, CSW will make a donation in the participant's name for up to three charitable organizations of an aggregate of $500,000, payable by CSW upon such person's death. CSW maintains corporate-owned life insurance policies to fund the program. The annual premiums paid by CSW are based on pooled risks and averaged $16,367 per participant for 1995 and $17,013 per participant for 1994 and 1993. During 1995, Messrs. Bremer, Carey, Files and

       3-11
     Zemanek participated. During 1994, Messrs. Carey and Bremer participated. Messrs. Files and Zemanek also participated in the plan in 1994, but coverage was provided by CSW. During 1993, Messrs. Bremer, Carey, Files, and Zemanek participated.

(5)  CSW System Affiliations.

     CPL
     Mr. Hooper was employed by CSW Services during 1993 and a portion of 1994.

     PSO
     Mr. McKamey was employed by CSW during a portion of 1993.

     WTU
     Mr. Churchwell was employed by CSW Services during 1993. Mr. Sharkey was employed by SWEPCO during 1993, and Mr. Welch resigned in August of 1995.

Option/SAR Grants

     No stock options or stock appreciation rights were granted in 1995. The stock option plans are administered by the Executive Compensation Committee of the CSW Board of Directors, which has the authority to determine the individuals to whom and the terms upon which option and SAR grants shall be made.

Option/SAR Exercises and Year-End Value Table

     Information regarding option/SAR exercises during 1995 and unexercised options/SARs at December 31, 1995 for the Named
Executive Officers is presented in the following table.

                                        Number of CSW
                                         Securities       Value of
                                         Underlying       In-the-
                                         Unexercised    Money/SARs at
                    Shares               Options/SARs      Year-End
                   Acquired     Value    at Year-End    ($)Exercisable/
                  on Exercise Realized (#) Exercisable/  Unexercisable
Name                  (#)       ($)     Unexercisable        (1)

CPL
Robert R. Carey        --       --     19,231/10,601    11,912/32,460
J. Gonzalo Sandoval    --       --       4,252/2,674         --/8,188
Melanie J. Richardson  --       --       2,643/2,674      1,804/8,188
David L. Hooper        --       --       2,848/2,674      1,445/8,188

PSO
Robert L. Zemanek      --       --      15,568/9,862        --/30,197
Waldo J. Zerger, Jr.   --       --       4,471,2,674         --/8,188
Mary M. Polfer         --       --       4,252/2,674         --/8,188
William R. McKamey     --       --       3,322/2,674        615/8,188

SWEPCO
Richard H. Bremer      --       --     17,731/10,601        --/32,460
Marvin R. McGregor     --       --       4,471/2,674         --/8,188
Michael H. Madison     --       --       4,471/2,674         --/8,188
W. Jerry Googe, Jr.    --       --       4,252/2,674         --/8,188

WTU
Glenn Files            --       --      14,481/9,172        --/28,085
T. D. Churchwell       --       --       5,179/4,089       772/12,521
Dennis M. Sharkey      --       --      10,652/2,674     73,688/8,188
Paul J. Brower         --       --       4,470/2,675         --/8,191
Donald A. Welch        --       --      16,458/2,675     76,380/8,191

       3-12
(1) Calculated based upon the difference between the closing price of CSW Common on the New York Stock Exchange on December 31, 1995 ($27.875 per share) and the exercise price per share of the outstanding options (ranging from $16.125 to $29.625 per share).

Long-term Incentive Plan Awards in 1995

     Information concerning awards made to the Named Executive
Officers during 1995 under the LTIP is set forth in the following table.
                                    Performance
                      Number of     or Other          Estimated Future Payouts
                      CSW Shares,   Period Until      Payouts under Non-Stock
                      Units or      Maturation         Price Based Plans
                      Other Rights  or Payout       Threshold   Target   Maximum
    Name                  (#)          (1)             ($)       ($)       ($)

CPL
Robert R. Carey            --        2 years           --      146,437   219,656
J. Gonzalo Sandoval        --        2 years           --       31,580    47,370
Melanie J. Richardson      --        2 years           --       31,580    47,370
David L. Hooper            --        2 years           --       31,580    47,370

PSO
Robert L. Zemanek          --        2 years           --      136,223   204,335
Waldo J. Zerger, Jr.       --        2 years           --       31,580    47,370
Mary M. Polfer             --        2 years           --       31,580    47,370
William R. McKamey         --        2 years           --       31,580    47,370

SWEPCO
Richard H. Bremer          --        2 years           --      146,437   219,656
Marvin R. McGregor         --        2 years           --       31,580    47,370
Michael H. Madison         --        2 years           --       31,580    47,370
W. Jerry Googe, Jr.        --        2 years           --       31,580    47,370

WTU
Glenn Files                --        2 years           --      126,723   190,085
T. D. Churchwell           --        2 years           --       63,258    94,887
Dennis M. Sharkey          --        2 years           --       31,580    47,370
Paul J. Brower             --        2 years           --       31,580    47,370
Donald A. Welch            --             --           --           --        --


     Payouts of the awards are contingent upon CSW achieving a specified level of total stockholder return, relative to a peer group of utility companies, for the three-year period, or cycle, and exceeding a certain defined minimum threshold. Total stockholder return is calculated by dividing (i) the sum of (a) the cumulative amount of dividends per share for the three-year period, assuming full dividend reinvestment, and (b) the change in share price over the three-year period, by (ii) the share price at the beginning of the three-year period. If CSW's total stockholder return for a cycle falls in one of the top three quartiles of similarly-calculated total stockholder returns achieved at companies in the peer group of utility companies, CSW will make a payout to participants for the three-year cycle then ending. First, second and third quartile performance will result in payouts of 150 percent, 100 percent and 50 percent of target, respectively. Performance in the fourth quartile yields no payout under the LTIP. If the Named Executive Officer's employment is terminated during the performance period for any reason other than death, total and permanent disability or retirement, then the award is canceled. In March 1995, the committee reviewed total stockholder return results and because they were below the threshold for a payout, no awards were granted. The Executive Compensation Committee is scheduled to evaluate the 1993 to 1995 cycle performance under the LTIP in March 1996.

     The LTIP contains a provision accelerating awards upon a change in control of CSW. Except as provided in the next sentence, if a change in control of CSW occurs (i) all options and SARs become fully exercisable and (ii) all restrictions, terms and conditions

       3-13
applicable to all restricted stock are deemed lapsed and satisfied and all performance units are deemed to have been fully earned, as of the date of the change in control. Awards which have been outstanding for less than six months prior to the date the change in control occurs are not subject to acceleration upon the occurrence of a change in control. The LTIP also contains provisions designed to prevent circumvention of the above acceleration provisions through coerced termination of an employee prior to a change in control.

Retirement Plan
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

     Executive officers are eligible to participate in the tax-qualified CSW Pension Plan like other employees of the registrants. Certain executive officers, including the Named Executive Officers, are also eligible to participate in the SERP, a non-qualified ERISA excess benefit plan. Such pension benefits depend upon years of credited service, age at retirement and amount of covered compensation earned by a participant. The annual normal retirement benefits payable under the pension and the SERP are based on 1.67 percent of "Average Compensation" times the number of years of credited service (reduced by (i) no more than 50 percent of a participant's age 62 or later Social Security benefit and (ii) certain other offset benefits).

     "Average Compensation" is the covered compensation for the plans and equals the average annual compensation, reported as salary in the Summary Compensation Table, during the 36 consecutive months of highest pay during the 120 months prior to retirement. The combined benefit levels in the table above, which include both the pension and SERP benefits, are based on retirement at age 65, the years of credited service shown, continued existence of the plans without substantial change and payment in the form of a single life annuity.

     Respective years of credited service and ages, as of December 31, 1995, for the Named Executive Officers are presented in the following table.

Named Executive Officer       Years of Credited Service         Age

CPL
Robert R. Carey                          28                      58
J. Gonzalo Sandoval                      22                      46
Melanie J. Richardson                    14                      39
David L. Hooper                          16                      39

PSO
Robert L. Zemanek                        23                      46
Waldo J. Zerger, Jr.                     25                      49
Mary M. Polfer                            5                      51
William R. McKamey                       25                      49


       3-14

Named Executive Officer       Years of Credited Service         Age

SWEPCO
Richard H. Bremer                        18                      47
Marvin R. McGregor                       26                      49
Michael H. Madison                       24                      47
W. Jerry Googe, Jr.                      30                      53

WTU
Glenn Files                              24                      48
T. D. Churchwell                         17                      51
Dennis M. Sharkey                        17                      51
Paul J. Brower                           19                      46
Donald A. Welch                          30                      56

Meetings and Compensation

     Those directors who are not also officers of CPL, PSO, SWEPCO and WTU receive annual directors' fees and a fee of $300 plus expenses for each board or committee meeting attended, as described below. They are also eligible to participate in a deferred compensation plan. Under this plan such directors may elect to defer payment of annual directors' and meeting fees until they retire from the board or as they otherwise direct. The number of board meetings and annual directors' fees are presented in the following table.

                                    CPL       PSO      SWEPCO     WTU

Number of regular board meetings     4         4         4         5
Annual directors' fees            $6,000    $6,000    $6,600    $6,000

Compensation Committee Interlocks and Insider Participation

     No person serving during 1995 as a member of the Executive Compensation Committee of the Board of Directors of CSW served as an officer or employee of any registrant during or prior to 1995. No person serving during 1995 as an executive officer of the Electric Operating Companies serves or has served on the compensation committee or as a director of another company whose executive officers serve or has served as a member of the Executive Compensation Committee of CSW or as a director of one of the Electric Operating Companies.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

     CSW
     The information required by ITEM 12 is incorporated by reference herein from page 5-6 of CSW's Proxy Statement.

     CPL, PSO, SWEPCO and WTU
     All of the outstanding shares of common stock of each of the Electric Operating Companies, presented in the following table, is owned beneficially and of record by CSW, 1616 Woodall Rodgers
Freeway, Dallas, Texas 75202-1234.

                  Company      Shares        Par Value

                  CPL         6,755,535     $25 par value
                  PSO         9,013,000     $15 par value
                  SWEPCO      7,536,640     $18 par value
                  WTU         5,488,560     $25 par value

       3-15
Security Ownership of Management

     The following tables show securities beneficially owned as of December 31, 1995, by each director, the CEO and the four other most highly compensated executive officers, and as a group, all directors and Executive Officers of each of the Electric Operating Companies. Share amounts shown in this table include options exercisable within 60 days after year-end, restricted stock, shares of CSW Common credited to CSW Thrift Plus accounts and all other shares of CSW Common beneficially owned by the listed persons.

     Each of the Electric Operating Companies has one or more series of preferred stock outstanding. As of December 31, 1995, none of the individuals listed in the following tables owned any shares of preferred stock of any Electric Operating Company.



              CPL's Beneficial Ownership as of December 31, 1995
                                                         CSW Common
                                                         Underlying
                          CSW        Restricted          Immediately
Name                   Common (1)   Stock (2)(3)     Exercisable Options (3)

John F. Brimberry            --             --                  --
E. R. Brooks             86,887          2,572              41,455
Robert R. Carey          27,224          1,417              19,231
Ruben M. Garcia              --             --                  --
David L. Hooper           4,102             --                  --
Harry D. Mattison        49,580          1,654              26,429
Robert A. McAllen            --             --                  --
Pete Morales, Jr.            --             --                  --
S. Loyd Neal, Jr.         1,572             --                  --
H. Lee Richards           1,700             --                  --
Melanie J. Richardson     3,583             --               2,643
J. Gonzalo Sandoval      14,942            158               4,252
Gerald E. Vaughn          3,924             --               1,336
All of the above and
  other officers as a
  group                 200,045          5,801             102,125

        (1) Beneficial ownership percentages are all less than one percent and therefore are omitted.
        (2) These individuals currently have voting power, but not investment power, with respect to these shares.
        (3) These shares are included in the CSW Common column.

             PSO's Beneficial Ownership as of December 31, 1995
                                                         CSW Common
                                                         Underlying
                          CSW        Restricted          Immediately
Name                   Common (1)   Stock (2)(3)     Exercisable Options (3)

E. R. Brooks             86,887         2,572               41,455
Harry A. Clarke              --            --                   --
Paul K. Lackey, Jr.          --            --                   --
Paula Marshall-Chapman       --            --                   --
Harry D. Mattison        49,580         1,654               26,429
William R. McKamey       10,739            --                3,322
Mary M. Polfer            6,063           302                4,252
Dr. Robert B. Taylor, Jr.    --            --                   --
Robert L. Zemanek        19,122           680               15,568
Waldo J. Zerger, Jr.     13,101           289                4,471
All of the above and
  other officers as a
  group                 194,589         5,497               99,241

        (1) Beneficial ownership percentages are all less than one percent and therefore are omitted.
        (2) These individuals currently have voting power, but not investment power, with respect to these shares.
        (3)  These shares are included in the CSW Common column.


       3-16
           SWEPCO's Beneficial Ownership as of December 31, 1995
                                                         CSW Common
                                                         Underlying
                          CSW        Restricted          Immediately
Name                   Common (1)   Stock (2)(3)     Exercisable Options (3)

Richard H. Bremer        38,984         1,550               17,731
E. R. Brooks             86,887         2,572               41,455
James E. Davison             --            --                   --
Al P. Eason, Jr.          2,000            --                   --
W. J. Googe, Jr.          7,716           296                4,252
Dr. Frederick E. Joyce    2,000            --                   --
Michael H. Madison        6,975           300                4,471
Harry D. Mattison        49,580         1,654               26,429
Marvin R. McGregor        7,006           325                4,471
William C. Peatross         380            --                   --
Maxine P. Sarpy              --            --                   --
All of the above and
  other officers as a
  group                 204,060         6,697              100,629

        (1) Beneficial ownership percentages are all less than one percent and therefore are omitted.
        (2) These individuals currently have voting power, but not investment power, with respect to these shares.
        (3)  These shares are included in the CSW Common column.


            WTU Beneficial Ownership as of December 31, 1995
                                                         CSW Common
                                                         Underlying
                          CSW        Restricted          Immediately
Name                   Common (1)   Stock (2)(3)     Exercisable Options (3)

Richard F. Bacon            345           --                    --
C. Harwell Barber        12,292           --                    --
E. R. Brooks             86,887        2,572                41,455
Paul J. Brower            6,443          237                 4,470
T. D. Churchwell          6,734          301                 5,179
Glenn Files              22,218          733                14,481
Harry D. Mattison        49,580        1,654                26,429
Tommy Morris              2,000           --                    --
Dian G. Owen                 50           --                    --
James M. Parker           1,700           --                    --
Dennis M. Sharkey        19,583          340                10,652
F. L. Stephens            1,707           --                    --
Donald A. Welch          10,280           --                 4,470
All of the above and
  other officers as a
  group                 224,615        5,837               108,956

        (1) Beneficial ownership percentages are all less than one percent and therefore are omitted.
        (2) These individuals currently have voting power, but not investment power, with respect to these shares.
        (3)  These shares are included in the CSW Common column.


       3-17
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS.

     CSW
     The information required by ITEM 13 is incorporated herein by reference from page 7 of CSW's Proxy Statement.

     CPL, PSO, SWEPCO and WTU
     None.




       4-1
PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.


(a) The following documents are filed as a part of this report on this Form 10-K.

     (1)  Financial Statements.
     Reports of Independent Public Accountants on the financial statements for CSW and subsidiary companies, CPL, PSO, SWEPCO and WTU are listed under ITEM 8 herein.

     The financial statements filed as a part of this report for CSW and subsidiary companies, CPL, PSO, SWEPCO and WTU are listed under ITEM 8 herein.

     (2)  Financial Statement Schedules.
     Report of Independent Public Accountants as to Schedules for
     CSW, CPL, PSO, SWEPCO and WTU are included in the Report of Independent Public Accountants for each registrant.

     Financial Statement Schedules for CSW, CPL, PSO, SWEPCO and WTU are listed in (d) Index to the Financial Statement Schedules below.

     (3)  Exhibits.
     Exhibits for CSW, CPL, PSO, SWEPCO and WTU are listed in (c)
     Index to Exhibits below.

(b)  Reports on Form 8-K.

     CSW
     Item 5. Other Events, reporting CPL's intent to file a rate review request, dated September 27, 1995 (filed in the fourth quarter).

     Item 5. Other Events and Item 7. Financial Statements and
     Exhibits, reporting CSW's and its partner's bid to acquire
     Norweb, dated September 28, 1995 (filed in the fourth quarter).

     Item 5. Other Events, reporting the termination of CSW's and its partner's bid to acquire Norweb, dated October 12, 1995.

     Item 2. Acquisition or Disposition of Assets and Item 7.
     Financial Statements and Exhibits, reporting CSW's acquisition of SEEBOARD and financial information related to the acquisition, dated January 10, 1996.

     Item 5. Other Events, updating recent developments in connection with CSW's common stock offering, dated January 30, 1996.

     Item 5. Other Events, reporting information related to CPL's rate review, dated February 13, 1996.

     Item 5.  Other Events and Item 7. Financial Statements, Pro
     Forma Financial Information and Exhibits, reporting information related to CSW's common stock offering, dated February 22, 1996.

       4-2

     CPL
     Item 5. Other Events, reporting CPL's intent to file a rate review request, dated September 27, 1995 (filed in the fourth quarter).

     Item 5. Other Events, providing unaudited financial information for the quarter and year ended September 30, 1995, in connection with a debt offering by CPL, dated October 19, 1995.

     Item 5. Other Events, reporting information related to CPL's rate review, dated February 13, 1996.

     PSO
     Item 5. Other Events, providing unaudited financial information for the year ended December 31, 1995 in connection with a debt offering by PSO, dated February 23, 1996.

     Item 5. Other Events, and Item 7. Financial statements, pro forma financial information and exhibits, reporting information related to a PSO debt offering, dated March 4, 1996.

     SWEPCO
     No reports were filed on Form 8-K during the quarter ended
     December 31, 1995.

     WTU
     Item 5. Other Events, providing unaudited financial information for the quarter ended and year ended September 30, 1995, in connection with a debt offering by WTU, dated October 19, 1995.

       4-3

CSW
SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1996. The signature of the undersigned registrant shall be deemed to relate only to matters having reference to such registrant and any subsidiaries thereof.

                              CENTRAL AND SOUTH WEST CORPORATION

                              By:  Wendy G. Hargus
                                     Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1996. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above named registrant and any subsidiaries thereof.

Signature                          Title

E. R. Brooks                       President and CEO and Director
                                   (Principal Executive Officer)

Glenn D. Rosilier                  Chief Financial Officer
                                   (Principal Financial Officer)

Wendy G. Hargus                    Controller
                                   (Principal Accounting Officer)

*Glenn Biggs                       Director
*Molly Shi Boren                   Director
*Donald M. Carlton                 Director
*Thomas H. Cruikshank              Director
*T. J. Ellis                       Director
*Joe H. Foy                        Director
*Robert Lawless                    Director
*Harry  D.  Mattison               Executive Vice President and Director
*James L. Powell                   Director
*T.  V.  Shockley,  III            Executive Vice President and Director
*J. C. Templeton                   Director
*Lloyd D. Ward                     Director

*Wendy G. Hargus, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by each such person.

                                   *By:  Wendy G. Hargus
                                         Attorney-in-Fact

       4-4

CPL
SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1996. The signature of the undersigned registrant shall be deemed to relate only to matters having reference to such registrant.

                              CENTRAL POWER AND LIGHT COMPANY

                              By:  R. Russell Davis
                                     Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1996. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above named registrant.

Signature                          Title

Robert R. Carey                    President and CEO and Director
                                   (Principal Executive Officer)

R. Russell Davis                   Controller
                                   (Principal Accounting and Financial
                                    Officer)

*John F. Brimberry                 Director
*E. R. Brooks                      Director
*Ruben M. Garcia                   Director
*David L. Hooper                   Director
*Harry D. Mattison                 Director
*Robert A. McAllen                 Director
*Pete Morales, Jr.                 Director
*S. Loyd Neal, Jr.                 Director
*H. Lee Richards                   Director
*Melanie J. Richardson             Director
*J. Gonzalo Sandoval               Director
*Gerald E. Vaughn                  Director

*R. Russell Davis, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by each such person.

                                   *By:  R. Russell Davis
                                         Attorney-in-Fact

       4-5

PSO
SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1996. The signature of the undersigned registrant shall be deemed to relate only to matters having reference to such registrant.

                              PUBLIC SERVICE COMPANY OF OKLAHOMA

                              By:  R. Russell Davis
                                     Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1996. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above named registrant.

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

                                   *By:  R. Russell Davis
                                         Attorney-in-Fact

       4-6

SWEPCO
SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1996. The signature of the undersigned registrant shall be deemed to relate only to matters having reference to such registrant.

                              SOUTHWESTERN ELECTRIC POWER COMPANY

                              By:  R. Russell Davis
                                     Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1996. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above named registrant.

Signature                          Title

Richard H. Bremer                  President and CEO and Director
                                   (Principal Executive Officer)

R. Russell Davis                   Controller (Principal Accounting and
                                   Financial Officer)

*E. R. Brooks                      Director
*James E. Davison                  Director
*Al P. Eason, Jr.                  Director
*W. J. Googe, Jr.                  Director
*Dr. Frederick E. Joyce            Director
*Michael H. Madison                Director
*Harry D. Mattison                 Director
*Marvin R. McGregor                Director
*William C. Peatross               Director
*Maxine P. Sarpy                   Director

*R. Russell Davis, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by each such person.

                                   *By:  R. Russell Davis
                                          Attorney-in-Fact
       4-7

WTU
SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1996. The signature of the undersigned registrant shall be deemed to relate only to matters having reference to such registrant.

                              WEST TEXAS UTILITIES COMPANY

                              By:  R. Russell Davis
                                 Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1996. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above named registrant.

Signature                          Title

Glenn Files                        President and CEO and Director
                                   (Principal Executive Officer)

R. Russell Davis                   Controller (Principal Accounting and
                                   Financial Officer)

*Richard F. Bacon                  Director
*C. Harwell Barber                 Director
*E. R. Brooks                      Director
*Paul J. Brower                    Director
*T. D. Churchwell                  Director
*Harry D. Mattison                 Director
*Tommy Morris                      Director
*Dian G. Owen                      Director
*James M. Parker                   Director
*Dennis M. Sharkey                 Director
*F. L. Stephens                    Director

*R. Russell Davis, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by each such person.

                                   *By:  R. Russell Davis
                                         Attorney-in-Fact

       4-8

(c)  Index to Exhibits.

     The following exhibits indicated by an asterisk (*) preceding the exhibit number are filed herewith. The balance of the exhibits have heretofore been filed with the SEC, respectively, as the exhibits and in the file numbers indicated and are incorporated herein by reference. The exhibits marked with a plus (+) are management contracts or compensatory plans or arrangements required to be filed herewith and required to be identified as such by ITEM
14. of Form 10-K. Reference is made to a duplicate list of exhibits being filed as a part of this Form 10-K, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this Form 10-K.

  (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

     CSW
      1  Agreement and Plan of Merger Among
         El Paso Electric Company, Central and South West
         Corporation and CSW Sub, Inc. Dated as of May 3, 1993 as
         Amended May 18, 1993 (incorporated herein by reference to
         Exhibit 2.1 to CSW's Form 8-K dated December 29, 1993, File
         No. 1-1443).
      2 Second Amendment Dated as of August 26, 1993 to Agreement and Plan of Merger Among El Paso Electric Company, Central and South West Corporation and CSW Sub, Inc. Dated as of May 3, 1993 as amended on May 18,1993 (incorporated herein by reference to Exhibit 2.2 to CSW's Form 8-K dated December 29, 1993, File
         No. 1-1443).
      3  Third Amendment Dated as of
         December 1, 1993 to Agreement and Plan of Merger Among El
         Paso Electric Company, Central and South West Corporation and CSW Sub, Inc. Dated as of May 3, 1993 as amended on
         May 18, 1993 and August 26, 1993 (incorporated herein by reference to Exhibit 2.3 to CSW's Form 8-K dated December
         29, 1993, File No. 1-1443).
      4 Modified Third Amended Plan of Reorganization of El Paso Electric Company Providing for the Acquisition of El Paso Electric Company by Central and South West Corporation as corrected December 6, 1993, and confirmed by the Bankruptcy Court (incorporated herein by reference to Exhibit 2.4 to
         CSW's Form 8-K dated December 29, 1993, File No. 1-1443).
      5  Order and Judgment Confirming El Paso Electric Company's Third
         Amended Plan of Reorganization, as Modified, Under Chapter 11
         of the United States Bankruptcy Code and Granting Related Relief (incorporated herein by reference to Exhibit 2.5 to CSW's
         Form 8-K dated December 29, 1993, File No. 1-1443).


  (3)    Articles of Incorporation and By-Laws.

     CSW
      1 Second Restated Certificate of Incorporation of CSW, as amended (incorporated herein by reference to Exhibit 3
         (a) to CSW's 1990 Form 10-K, File No. 1-1443).
      2 Bylaws of CSW, as amended (incorporated herein by reference to Exhibit 3 (b) to CSW's 1990 Form 10-K, File No. 1-1443).
     CPL
      1 Restated Articles of Incorporation, as amended, of CPL (incorporated herein by reference to Exhibit 4(a) to CPL's Registration Statement No. 33-4897, Exhibits 5 and 7 to Form U-1, File No. 70-7171, Exhibits 5, 8.1, 8.2 and 19 to Form U-1,
         File No. 70-7472 and CPL's Form 10-Q for the quarterly period ended September 30, 1992, ITEM 6, Exhibit 1).
      2 Bylaws of CPL, as amended (incorporated herein by reference to Exhibit 3(b) 2 to CPL's 1994 Form 10-K, File No. 0-346).

       4-9

     PSO
      1 Restated Certificate of Incorporation of PSO (incorporated herein by reference to Exhibit 3 to PSO's 1987 Form 10-K, File No. 0-343).
      2 Bylaws of PSO, as amended (incorporated herein by reference to Exhibit 3(c) 2 to PSO's 1994 Form 10-K, File No. 0-343).
     SWEPCO
      1 Restated Certificate of Incorporation, as amended, of SWEPCO (incorporated herein by reference to Exhibit 3 to SWEPCO's 1980 Form 10-K, File No. 1-3146, Exhibit 2 to Form U-1 File No. 70-6819, Exhibit 3 to Form U-1, File No. 70-6924 and Exhibit 4 to Form U-1 File No. 70-7360).
      2 Bylaws of SWEPCO, as amended (incorporated herein by reference to Exhibit 3(d) 2 to SWEPCO's 1994 Form 10-K, File No. 1-3146).
     WTU
      1 Restated Articles of Incorporation, as amended, of WTU (incorporated herein by reference to Exhibit 3(e) 1 to WTU's 1994 Form 10-K, File No. 0-340).
      2 Bylaws of WTU, as amended (incorporated herein by reference to Exhibit 3(e) 2 to WTU's 1994 Form 10-K, File No. 0-340).


  (4) Instruments defining the rights of security holder, including indentures.

      CPL
         Indenture of Mortgage or Deed of Trust dated November 1,
         1943, executed by CPL to The First National Bank of Chicago and Robert L. Grinnell, as Trustee, as amended through October 1, 1977 (incorporated herein by reference to Exhibit 5.01 in File No. 2-60712), and the Supplemental
         Indentures of CPL dated September 1, 1978 (incorporated herein by reference to Exhibit 2.02 in File No. 2-62271) and December 15, 1984, July 1, 1985, May 1, 1986 and
         November 1, 1987 (incorporated herein by reference to Exhibit 17 to Form U-1, File No. 70-7003, Exhibit 4 (b) in
         File No. 2-98944, Exhibit 4 to Form U-1, File No. 70-7236 and Exhibit 4 to Form U-1, File No. 70-7249) and June 1,
         1988, December 1, 1989, March 1, 1990, October 1, 1992,
         December 1, 1992, February 1, 1993, April 1, 1993, May 1,
         1994 and July 1, 1995 (incorporated herein by reference to Exhibit 2 to Form U-1, File No. 70-7520, Exhibit 3 to Form
         U-1, File No. 70-7721, Exhibit 10 to Form U-1, File No. 70-
         7725 and Exhibit 10 (a), 10 (b), 10 (c), 10 (d), 10(e) and
         10(f), respectively, to Form U-1, File No. 70-8053).
     PSO
      1 Indenture dated July 1, 1945, as amended, of PSO (incorporated herein by reference to Exhibit 5.03 in Registration No. 2-60712), the Supplemental Indenture of PSO dated June 1, 1979 (incorporated herein by reference to Exhibit 2.02 in Registration No. 2-64432), the Supplemental Indenture of PSO dated December 1, 1979 (incorporated herein by reference to Exhibit 2.02 in Registration No. 2-65871), the Supplemental Indenture of
         PSO dated March 1, 1983 (incorporated herein by reference to Exhibit 2 to Form U-1, File No. 70-6822), the
         Supplemental Indenture of PSO dated May 1, 1986
         (incorporated herein by reference to Exhibit 3 to Form U-1, File No. 70-7234), the Supplemental Indenture of PSO dated
         July 1, 1992 (incorporated herein by reference to Exhibit 4
         (b) to Form S-3, File No. 33-48650), the Supplemental
         Indenture of PSO dated December 1, 1992 (incorporated herein by reference to Exhibit 4 (c) to Form S-3, File No. 33-49143), the Supplemental Indenture of PSO dated April 1,
         1993 (incorporated herein by reference to Exhibit 4 (b) to Form S-3, File No. 33-49575), Supplemental Indenture of PSO dated June 1, 1993 (incorporated herein by reference to Exhibit 4 (b) to PSO's 1993 Form 10-K, File No. 0-343) and Supplemental Indenture dated as of February 1, 1996
         (incorporated herein by reference to Exhibit 4.03 to PSO's
         Form 8-K dated March 4, 1996, File No. 0-343).

       4-10
      2 Indenture dated as of February 1, 1996 of PSO (incorporated herein by reference to Exhibit 4.01 to PSO's Form 8-K dated
         March 4, 1996, File No. 0-343) and First Supplemental Indenture dated as of February 1, 1996 of PSO (incorporated herein by reference to Exhibit 4.02 to PSO's Form 8-K dated March 4, 1996, File No. 0-343).
     SWEPCO
         Indenture dated February 1, 1940, as amended through November 1, 1976, of SWEPCO (incorporated herein by reference to Exhibit 5.04 in Registration No. 2-60712), the Supplemental Indenture dated August 1, 1978 incorporated herein by reference to Exhibit
         2.02 in Registration No. 2-61943), the Supplemental
         Indenture dated January 1, 1980 (incorporated herein by reference to Exhibit 2.02 in Registration No. 2-66033), the Supplemental Indenture dated April 1, 1981 (incorporated herein by reference to Exhibit 2.02 in Registration No. 2-
         71126), the Supplemental Indenture dated May 1, 1982
         (incorporated herein by reference to Exhibit 2.02 in Registration No. 2-77165), the Supplemental Indenture dated
         August 1, 1985 (incorporated herein by reference to Exhibit
         4 to Form U-1, File No. 70-7121), the Supplemental
         Indenture dated May 1, 1986 (incorporated herein by reference to Exhibit 3 to Form U-1 File No. 70-7233), the Supplemental Indenture dated November 1, 1989 (incorporated herein by reference to Exhibit 3 to Form U-1, File No. 70-
         7676), the Supplemental Indenture dated June 1, 1992
         (incorporated herein by reference to Exhibit 10 to Form U-
         1, File No. 70-7934), the Supplemental Indenture dated
         September 1, 1992 (incorporated herein by reference to Exhibit 10 (b) to Form U-1, File No. 72-8041), the
         Supplemental Indenture dated July 1, 1993 (incorporated herein by reference to Exhibit 10 (c) to Form U-1, File No.
         70-8041) and the Supplemental Indenture dated October 1,
         1993 (incorporated herein by reference to Exhibit 10 (a) to Form U-1, File No. 70-8239).
     WTU
         Indenture dated August 1, 1943, as amended through July 1, 1973 (incorporated herein by reference to Exhibit 5.05 in File
         No. 2-60712), Supplemental Indenture dated May 1, 1979 (incorporated herein by reference to Exhibit No. 2.02 in File No. 2-63931), Supplemental Indenture dated November 15, 1981 (incorporated herein by reference to Exhibit No. 4.02 in File No. 2-74408), Supplemental Indenture dated November 1, 1983 (incorporated herein by reference to Exhibit 12 to Form U-1, File No. 70-6820), Supplemental
         Indenture dated April 15, 1985 (incorporated herein by reference to Amended Exhibit 13 to Form U-1, File No. 70-6925), Supplemental Indenture dated August 1, 1985 (incorporated herein by reference to Exhibit 4 (b) in File No. 2-98843),
         Supplemental Indenture dated May 1, 1986 (incorporated herein by reference to Exhibit 4 to Form U-1, File No. 70-7237), Supplemental Indenture dated December 1, 1989 (incorporated herein by reference to Exhibit 3 to Form U-1, in File No. 70-7719), Supplemental Indenture dated June 1, 1992 (incorporated herein by reference to Exhibit 10 to Form U-1, File No. 70-7936), Supplemental Indenture dated October 1, 1992 (incorporated herein by reference to Exhibit 10 to Form U-1, File No. 70-8057), Supplemental Indenture dated February 1, 1994 (incorporated herein by reference to Exhibit 10 Form U-1, File No. 70-8265), Supplemental Indenture dated March 1, 1995 (incorporated herein by reference to Exhibit 10(b) to Form U-1, File No. 70-8057) and Supplemental Indenture dated October 1, 1995 (incorporated herein by reference to Exhibit 10(c) to Form U-1, File No. 70-8057).


 (10)  Material contracts.

     CSW
    + 1 Restricted Stock Plan for Central and South West Corporation (incorporated herein by reference to Exhibit 10(a) to CSW's 1990 Form 10-K, File No. 1-1443).
    + 2 Central and South West System Special Executive Retirement Plan (incorporated herein by reference to Exhibit 10(b) to CSW's 1990 Form 10-K, File No. 1-1443).
    + 3 Executive Incentive Compensation Plan for Central and South West System (incorporated herein by reference to Exhibit 10(c) to the Corporation's 1990 Form 10-K, File No. 1-1443).

       4-11
      4  Central and South West Corporation Stock Option Plan
         (incorporated herein by reference to Exhibit 10(d) to the Corporation's 1990 Form 10-K, File No. 1-1443).
      5 Central and South West Corporation Deferred Compensation Plan for Directors (incorporated herein by reference to Exhibit 10(e) to the Corporation's 1990 Form 10-K, File No. 1-1443).
    + 6 Central and South West Corporation 1992 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Central and South West Corporation Notice of 1992 Annual Meeting of
         Shareholders and Proxy Statement).
    * 7 Amended and Restated Credit Agreement dated as of January 18, 1996 among Central and South West Corporation and the banks listed therein.
    * 8  Facility Agreement dated as of November 5, 1995 among CSW
         Investments, CSW (UK) plc and the banks listed therein.


  (12)  Statements re computation of ratios.

     CPL, PSO, SWEPCO and WTU
    * 1 CPL's Statement re computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 1995.
    * 2 PSO's Statement re computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 1995.
    * 3 SWEPCO's Statement re computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 1995.
    * 4 WTU's Statement re computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 1995.


* (21) Subsidiaries of the registrant (CSW).


  (23) Consent of experts and counsel.

     CSW, CPL, PSO and WTU
    * 1  CSW's Consent of Independent Public Accountants.
    * 2  CPL's Consent of Independent Public Accountants.
    * 3  PSO's Consent of Independent Public Accountants.
    * 4  WTU's Consent of Independent Public Accountants.


  (24)  Power of attorney.

     CSW
    * 1  Power of Attorney.
    * 2  Power of Attorney.
    * 3  Power of Attorney.
    * 4  Power of Attorney.

       4-12


     CPL
    * 5  Power of Attorney.
    * 6  Power of Attorney.
    * 7  Power of Attorney.

     PSO
    * 8  Power of Attorney.
    * 9  Power of Attorney.
    * 10 Power of Attorney.

     SWEPCO
    * 11 Power of Attorney.
    * 12 Power of Attorney.
    * 13 Power of Attorney.

     WTU
    * 14 Power of Attorney.
    * 15 Power of Attorney.
    * 16 Power of Attorney.


  (27) Financial Data Schedules.

     CSW, CPL, PSO, SWEPCO and WTU
    * 1  CSW's Financial Data Schedule
    * 2  CPL's Financial Data Schedule
    * 3  PSO's Financial Data Schedule
    * 4  SWEPCO's Financial Data Schedule
    * 5  WTU's Financial Data Schedule

       4-13
(d)  Index to Financial Statement Schedules.


     Schedule II - Valuation and Qualifying Accounts.

      CSW, CPL, PSO, SWEPCO and WTU
       1  CSW's Schedule II - Valuation and Qualifying Accounts
       2  CPL's Schedule II - Valuation and Qualifying Accounts
       3  PSO's Schedule II - Valuation and Qualifying Accounts
       4 SWEPCO's Schedule II - Valuation and Qualifying Accounts 5 WTU's Schedule II - Valuation and Qualifying Accounts

   Other Schedules.

   All other exhibits and schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or related notes to financial statements.


       4-14


Schedule II-1

Central And South West Corporation And Subsidiary Companies
Valuation And Qualifying Accounts


  Column A         Column B         Column C           Column D       Column E
                                    Additions
                   Balance at  Charged to  Charged                    Balance
                   Beginning   Costs and   to other                   at End
  Description      of Year     Expenses    Account(b)  Deductions(c)  of Year
                                   (millions)
1995
Accrued
Restructuring
Charges             $4          $(2)(a)       --          $(2)         --

1994
Accrued
Restructuring
Charges            $97          $(9) (a)    $(27)          $57          $4

1993
Accrued
Restructuring
Charges            $--          $97         $--            $--         $97




(a)   Reflects true-up to revised estimate of restructuring charges.
(b)   Effects of early retirement related to SFAS No. 87 and SFAS
      No. 112 follow:

                            (millions)

          SFAS No. 87         $(31)
          SFAS No. 112           4
          Total               $(27)

(c) Payments of accrued restructuring charges.



       4-15

Schedule II-2

Central Power and Light Company
Valuation And Qualifying Accounts


  Column A         Column B       Column C           Column D        Column E
                                  Additions
                   Balance    Charged    Charged
                   at         to Costs   to                          Balance
                   Beginning  and        Other                       at End
  Description      of Year    Expenses   Accounts(b) Deductions (c)  of Year
                              (thousands)
1995
Accrued
Restructuring
Charges            $1,325      ($141) (a)    $--       $1,184            $--


1994
Accrued
Restructuring
Charges           $29,365         $98 (a)    $(7,893)  $20,245        $1,325


1993
Accrued
Restructuring
Charges              $--       $29,365       $--       $--            $29,365




(a) Reflects true-up to revised estimate of restructuring charges.
(b) Effects of early retirement related to SFAS No. 87 and SFAS No.
    112 follow:

                            (thousands)

          SFAS No. 87         $(9,099)
          SFAS No. 112          1,206
          Total               $(7,893)

(c) Payments of accrued restructuring charges.


       4-16
Schedule II-3

Public Service Company of Oklahoma
Valuation And Qualifying Accounts


    Column A       Column B         Column C            Column D    Column E
                                    Additions
                   Balance     Charged
                     at        to Costs   Charged                    Balance
                   Beginning   and        to Other                   at End
  Description      of Year     Expenses   Accounts(b)  Deductions(c) of Year
                                  (thousands)
1995
Accrued
Restructuring
Charges            $1,046      ($488)(a)      $--         $558           $--

1994
Accrued
Restructuring
Charges           $24,995       $(197)(a)  $(8,126)    $15,626        $1,046

1993
Accrued
Restructuring
Charges            $--          $24,995    $--          $--           $24,995




(a) Reflects true-up to revised estimate of restructuring charges.
(b) Effects of early retirement related to SFAS No. 87 and SFAS No.
    112 follow:

                             (thousands)

          SFAS No. 87         $(9,880)
          SFAS No. 112          1,754
          Total               $(8,126)

(c) Payments of accrued restructuring charges.


       4-17

Schedule II-4

Southwestern Electric Power Company
Valuation And Qualifying Accounts


  Column A         Column B        Column C            Column D       Column E
                                  Additions
                   Balance    Charged to  Charged
                   at         Costs       to                           Balance
                   Beginning  and         Other                        at End
  Description      of Year    Expenses    Accounts(b)  Deductions (c)  of Year
                                  (thousands)
1995
Accrued
Restructuring
Charges            $1,110    ($578) (a)     $--         $532            $--

1994
Accrued
Restructuring
Charges            $25,203    $(4,978) (a)  $(7,421)    $11,694         $1,110

1993
Accrued
Restructuring
Charges            $--        $25,203        $--        $--            $25,203




(a) Reflects true-up to revised estimate of restructuring charges.
(b) Effects of early retirement related to SFAS No. 87 and SFAS No.
    112 follow:

                            (thousands)

          SFAS No. 87         $(8,016)
          SFAS No. 112            595
          Total               $(7,421)

(c) Payments of accrued restructuring charges.


       4-18

Schedule II-5

West Texas Utilities Company
Valuation And Qualifying Accounts


    Column A        Column B       Column C             Column D      Column E
                                  Additions
                               Charged
                   Balance     to        Charged
                   at          Costs     to                            Balance
                   Beginning   and       Other                         at End
  Description      of Year     Expense   Accounts (b)  Deductions (c)  of Year
                                  (thousands)
1995
Accrued
Restructuring
Charges                $571        ($369)(a)     $--      $202            $--

1994
Accrued
Restructuring
Charges             $15,250     $(2,037)(a)  $(3,724)   $8,918           $571

1993
Accrued
Restructuring
Charges                 $--         $15,250      $--       $--        $15,250




(a) Reflects true-up to revised estimate of restructuring charges.
(b) Effects of early retirement related to SFAS No. 87 and SFAS No.
    112 follow:

                             (thousands)

          SFAS No. 87         $(3,992)
          SFAS No. 112            268
          Total               $(3,724)

(c) Payments of accrued restructuring charges.