Form 10-Q
period 1997-06-30
CENTRAL POWER & LIGHT CO /TX/
filed 1997-08-13
CIK 18734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
          (X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1997

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

Common Stock Outstanding at July 31, 1997                  Shares
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

           CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

               TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 1997


                                                                            PAGE

GLOSSARY OF TERMS..............................................................3

FOWARD LOOKING INFORMATION.....................................................4

PART I - FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS

         Central and South West Corporation and Subsidiary Companies...........5

         Central Power and Light Company......................................15

         Public Service Company of Oklahoma...................................23

         Southwestern Electric Power Company..................................30

         West Texas Utilities Company.........................................37

         Notes to Financial Statements........................................44


     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...........................60


PART II - OTHER INFORMATION

     ITEM 1.    LEGAL PROCEEDINGS.............................................67

     ITEM 2.    CHANGES IN SECURITIES...............................Inapplicable

     ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.....................Inapplicable

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS....................................Inapplicable

     ITEM 5.    OTHER INFORMATION.............................................69

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..............................69


SIGNATURES....................................................................71

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this text are defined below:

Abbreviation or Acronym            Definition
AFUDC..............................Allowance for funds used during construction
ANI................................American Nuclear Insurance
Arkansas Commission................Arkansas Public Service Commission
Burlington Northern................Burlington Northern Railroad Company
Cajun..............................Cajun Electric Power Cooperative, Inc.
Committee of Certain Members.......The members committee of Cajun, which currently represents 7 of the 12 Louisiana
                                   member distribution cooperatives that are
                                   served by Cajun
Court of Appeals...................Court of Appeals, Third District of Texas,
                                   Austin, Texas
CPL................................Central Power and Light Company, Corpus
                                   Christi, Texas
CPL 1996 Fuel Agreement............Fuel settlement agreement entered into by
                                   CPL and other parties in March 1996
CPL 1997 Rate Order................Final order issued on March 31, 1997 by
                                   Texas Commission in CPL's current rate case
CSW................................Central and South West Corporation, Dallas,
                                   Texas
CSW Communications.................CSW Communications, Inc., Austin, Texas
CSW Energy.........................CSW Energy, Inc., Dallas, Texas
CSW International..................CSW International, Inc., Dallas, Texas
CSW PMI............................CSW Power Marketing, Inc., Dallas, Texas
CSW System.........................CSW and its subsidiaries
CWIP...............................Construction work in progress
ECOM...............................Excess cost over market
El Paso............................El Paso Electric Company
El Paso Merger.....................The proposed merger whereby El Paso would have become a wholly-owned subsidiary of CSW
EnerShop...........................EnerShopSM Inc., Dallas, Texas
Entergy Gulf States................Gulf States Utilities Company
EPA................................Environmental Protection Agency
ERCOT..............................Electric Reliability Council of Texas
Exchange Act.......................Securities Exchange Act of 1934, as amended
FERC...............................Federal Energy Regulatory Commission
IRS................................Internal Revenue Service
ITC................................Investment tax credit
LIFO...............................Last-in First-out (inventory accounting method)
MD&A...............................Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
MDEQ...............................Mississippi Department of Environmental
                                   Quality
Merger Agreement...................Agreement and Plan of Merger between El Paso and CSW, dated as of May 3, 1993, as amended
MGP................................Manufactured gas plant or coal gasification plant
Mirror CWIP........................Mirror Construction Work in Progress
Mississippi Power..................Mississippi Power Company
MMbtu..............................Million Btu (British thermal unit)
MWH................................Megawatt-hour
National Grid......................National Grid Group plc
NEIL...............................Nuclear Electric Insurance Limited
OCC Staff..........................Staff of the Oklahoma Commission
Oklahoma Commission................Corporation Commission of the State of
                                   Oklahoma
Oklaunion..........................Oklaunion Power Station
PRP................................Potentially responsible party
PSO................................Public Service Company of Oklahoma, Tulsa,
                                   Oklahoma
Registrant(s)......................CSW, CPL, PSO, SWEPCO and WTU
SEC................................United States Securities and Exchange
                                   Commission

Abbreviation or Acronym ...........Definition
SEEBOARD...........................SEEBOARD plc., Crawley, West Sussex, United
                                   Kingdom
SEEBOARD U.S.A.....................CSW's investment in SEEBOARD consolidated and converted to U.S. Generally Accepted
                                   Accounting Principles
SFAS...............................Statement of Financial Accounting Standards
SFAS No. 52........................Foreign Currency Translation
SFAS No. 71........................Accounting for the Effects of Certain Types
                                   of Regulation
SFAS No. 87........................Employers' Accounting for Pensions
STP................................South Texas Project nuclear electric generating station, jointly owned by CPL,
                                   Houston Lighting & Power Company, City of
                                   Austin, and City of San Antonio
Subsidiary obligated, mandatorily
    redeemable, trust preferred
    securities.....................Collective term for securities issued by business trusts of CPL, PSO andSWEPCO
SWEPCO.............................Southwestern Electric Power Company,
                                   Shreveport, Louisiana
SWEPCO Plan........................The plan of reorganization for Cajun filed by the Committee of Certain Members, SWEPCO and
                                   Entergy   Gulf  States  on October 26, 1996
                                   with the U.S. Bankruptcy Court for the Middle District of Louisiana
Texas Commission...................Public Utility Commission of Texas
Transok............................Transok, Inc. and subsidiaries, a former wholly owned subsidiary of CSW U.S.
Electric(s) or U.S. Electric
    Operating Companies............CPL, PSO, SWEPCO and WTU
WTU................................West Texas Utilities Company, Abilene, Texas











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

CSW


                       CENTRAL AND SOUTH WEST CORPORATION
                            AND SUBSIDIARY COMPANIES




                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                       CENTRAL AND SOUTH WEST CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                             Three Months Ended     Six Months Ended
                                                  June 30,              June 30,
                                             ------------------    ------------------
                                              1997       1996       1997       1996
                                             -------    -------    -------    -------
                                                (millions, except per share amounts)
OPERATING REVENUES
    U.S. Electric                               $765       $861     $1,508     $1,527
    United Kingdom                               403        394        923        931
    Other diversified                             16         12         31         24
                                             -------    -------    -------    -------
                                               1,184      1,267      2,462      2,482
OPERATING EXPENSES AND TAXES
    U.S. Electric fuel                           261        290        522        538
    U.S. Electric purchased power                 17         24         43         40
    United Kingdom cost of sales                 282        287        651        687
    Operating and maintenance                    264        217        515        438
    Provision for CPL 1997 Rate Order            (26)      --           15       --
    El Paso Merger litigation                     10       --           35       --
    Depreciation and amortization                120        119        239        234
    Taxes, other than income                      46         46         94         89
    Income taxes                                  41         70         52         98
                                             -------    -------    -------    -------
                                               1,015      1,053      2,166      2,124
                                             -------    -------    -------    -------
OPERATING INCOME                                 169        214        296        358
                                             -------    -------    -------    -------

OTHER INCOME AND DEDUCTIONS
    U.S. Electric reserves for utility
      plant development costs, net of
      tax benefit of $1 for 1997 and
      $33 for 1996                              --          (84)        (2)       (84)
    Other                                         11         (5)        17          5
                                             -------    -------    -------    -------
                                                  11        (89)        15        (79)
                                             -------    -------    -------    -------
INCOME BEFORE INTEREST CHARGES                   180        125        311        279
                                             -------    -------    -------    -------

INTEREST AND OTHER CHARGES
    Interest on long-term debt                    85         82        167        160
    Distributions on Subsidiary obligated,
      mandatorily redeemable, trust
      preferred securities                         4       --            4       --
    Interest on short-term debt and other         15         28         35         55
                                             -------    -------    -------    -------
                                                 104        110        206        215
                                             -------    -------    -------    -------

INCOME FROM CONTINUING OPERATIONS                 76         15        105         64

DISCONTINUED OPERATIONS
    Income from discontinued operations,
      net of income tax expense of $2 and
      $6 for 1996                               --            4       --           12
    Gain on the sale of discontinued
      operations, net of tax of $71             --          113       --          113
                                             -------    -------    -------    -------
                                                --          117       --          125
                                             -------    -------    -------    -------

NET INCOME                                        76        132        105        189
  Less: Preferred stock dividends                  3          4          7          9
  Gain on  reacquired preferred stock             10       --           10       --
                                             -------    -------    -------    -------
NET INCOME FOR COMMON STOCK                      $83       $128       $108       $180
                                             =======    =======    =======    =======

Average Common Shares Outstanding              212.2      209.5      212.0      204.2

Earnings per Share of Common Stock
   from Continuing Operations                  $0.39      $0.05      $0.51      $0.27
Earnings per Share of Common Stock
   from Discontinued Operations                 --         0.56       --         0.61
                                             -------    -------    -------    -------
Earnings per Share of Common Stock             $0.39      $0.61      $0.51      $0.88
                                             =======    =======    =======    =======

Dividends Paid per Share of Common Stock      $0.435     $0.435     $0.870     $0.870
                                             =======    =======    =======    =======

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CENTRAL AND SOUTH WEST CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                     June 30,     December 31,
                                                       1997         1996
                                                   (unaudited)    (audited)
                                                     -------       -------
                                                           (millions)
ASSETS

FIXED ASSETS
    Electric
        Production                                    $5,800        $5,830
        Transmission                                   1,553         1,538
        Distribution                                   4,321         4,237
        General                                        1,369         1,318
        Construction work in progress                    185           230
        Nuclear fuel                                     193           184
                                                     -------       -------
            Total Electric                            13,421        13,337
    Other diversified                                    171            84
                                                     -------       -------
                                                      13,592        13,421
  Less - Accumulated depreciation and amortization     5,050         4,940
                                                     -------       -------
                                                       8,542         8,481
                                                     -------       -------
CURRENT ASSETS
    Cash and temporary cash investments                  268           254
    Accounts receivable                                1,004           837
    Materials and supplies, at average cost              181           185
    Electric utility fuel inventory                       83           102
    Under-recovered fuel costs                            59            46
    Prepayments and other                                 86            85
                                                     -------       -------
                                                       1,681         1,509
                                                     -------       -------
DEFERRED CHARGES AND OTHER ASSETS
    Deferred plant costs                                 506           509
    Mirror CWIP asset                                    292           299
    Other non-utility investments                        343           371
    Income tax related regulatory assets, net            236           236
    Goodwill                                           1,463         1,525
    Other                                                360           402
                                                     -------       -------
                                                       3,200         3,342
                                                     -------       -------
                                                     $13,423       $13,332
                                                     =======       =======












       The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CENTRAL AND SOUTH WEST CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                 June 30,       December 31,
                                                   1997             1996
                                               (unaudited)       (audited)
                                                 -------          -------
                                                        (millions)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common stock equity
    Common stock:   $3.50 par value
        Authorized: 350.0 million shares
        Issued and outstanding: 212.2
          million shares in 1997 and
          211.5 million shares in 1996              $743             $740
    Paid-in capital                                1,039            1,022
    Retained earnings                              1,887            1,963
    Foreign currency translation
      adjustment and other                            38               77
                                                 -------          -------
                                                   3,707            3,802
  Preferred stock
    Not subject to mandatory redemption              176              292
    Subject to mandatory redemption                   28               33
  Subsidiary obligated, mandatorily
    redeemable, trust preferred securities           324             --
  Long-term debt                                   3,979            4,024
                                                 -------          -------
                                                   8,214            8,151
                                                 -------          -------

CURRENT LIABILITIES
    Long-term debt and preferred stock
      due within twelve months                       204              204
    Short-term debt                                  400              364
    Short-term debt - CSW Credit, Inc.               708              579
    Loan notes                                        67               76
    Accounts payable                                 494              630
    Accrued taxes                                    245              324
    Accrued interest                                 102               82
    Other                                            249              166
                                                 -------          -------
                                                   2,469            2,425
                                                 -------          -------

DEFERRED CREDITS
    Accumulated deferred income taxes              2,244            2,272
    Investment tax credits                           284              291
    Other                                            212              193
                                                 -------          -------
                                                   2,740            2,756
                                                 -------          -------
                                                 $13,423          $13,332
                                                 =======          =======








       The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CENTRAL AND SOUTH WEST CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                        Six Months Ended
                                                             June 30,
                                                       -------------------
                                                         1997        1996
                                                       -------     -------
OPERATING ACTIVITIES                                         (millions)
    Net Income                                            $105        $189
    Non-cash Items Included in Net Income
        Depreciation and amortization                      256         269
        Deferred income taxes and investment
          tax credits                                      (15)          5
        Utility plant and other development costs            3         148
        Provision for CPL 1997 Rate Order                   15        --
        Gain on sale of subsidiary                        --          (184)
    Changes in Assets and Liabilities
        Accounts receivable                               (171)       (148)
        Fuel recovery                                      (13)        (64)
        Accounts payable                                  --           (92)
        Accrued taxes                                      (79)        (20)
    Other                                                   69         (52)
                                                       -------     -------
                                                           170          51
                                                       -------     -------
INVESTING ACTIVITIES
    Construction expenditures                             (243)       (224)
    Acquisition expenditures                              --        (1,346)
    CSW Energy/CSW International projects                  (97)        (15)
    Sale of National Grid assets                          --            99
    Cash proceeds from sale of subsidiary                 --           690
    Other                                                   (5)       --
                                                       -------     -------
                                                          (345)       (796)
                                                       -------     -------
FINANCING ACTIVITIES
    Common stock sold                                       20         434
    Proceeds from issuance of long-term debt              --            39
    SEEBOARD acquisition financing                        --           501
    Retirement of long-term debt                           (51)        (28)
    Reacquisition and retirement of
      preferred stock                                     (110)       --
    Proceeds from issuance of Subsidiary
      obligated, mandatorily redeemable,
      trust preferred securities                           324        --
    Other financing activities                              39        --
    Change in short-term debt                              164         (71)
    Payment of dividends                                  (194)       (183)
                                                       -------     -------
                                                           192         692
                                                       -------     -------

Effect of exchange rate changes on cash
   and cash equivalents                                     (3)          5

Net change in cash and cash equivalents                     14         (48)
Cash and cash equivalents - beginning of period            254         401
                                                       -------     -------
Cash and cash equivalents - end of period                 $268        $353
                                                       =======     =======

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized (includes
       distributions on trust preferred securities)       $190        $179
                                                       =======     =======
    Income taxes paid                                     $174         $98
                                                       =======     =======


   The accompanying notes to consolidated financial statements are an integral part of these statements.

CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES
RESULTS OF OPERATIONS

         Set forth below is information concerning the consolidated results of operations of CSW for the three and six month periods ended June 30, 1997 and June 30, 1996. For information concerning the results of operations for each of the U.S. Electric Operating Companies, see the discussions under the heading RESULTS OF OPERATIONS following the financial statements of each of the U.S. Electric Operating Companies.


COMPARISON OF THE QUARTERS ENDED JUNE 30, 1997 AND 1996

         Net income for common stock decreased to $83 million in the second quarter of 1997 from $128 million in the second quarter of 1996 due primarily to lower sales attributable to milder weather in 1997, the impact of the CPL 1997 Rate Order which decreased earnings approximately $12 million in the second quarter of 1997 and an after-tax charge of $6.5 million in the second quarter of 1997 to reflect CSW's final settlement of litigation with El Paso. Partially offsetting these reductions in net income for common stock was a gain of approximately $10 million recognized on the reacquisition of a portion of the U.S. Electric Operating Companies' preferred stock. See NOTE 6. CPL RATE REVIEW
- DOCKET NO. 14965 for additional information relating to the CPL 1997 Rate Order and NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information on CSW's litigation with El Paso.

         In addition, several items that occurred in the second quarter of 1996 were not present in the comparable period in 1997. In the second quarter of 1996, CSW recognized earnings from Transok of $4 million and an after-tax gain of approximately $113 million on the sale of Transok. However, the U.S. Electric Operating Companies and CSW Energy recorded reserves and write-offs totaling $102 million after-tax for certain investments and contingencies in 1996 to offset most of the gain. See NOTE 9. DISCONTINUED OPERATIONS for details concerning Transok operations.

         In the second quarter of 1997, the U.S. Electric Operating Companies and SEEBOARD U.S.A. contributed the following percentages to CSW's results of operations.
                                                             Corporate
                              U.S.     SEEBOARD     Total    Items and
                            Electric    U.S.A.     Electric    Other       Total
                            ----------------------------------------------------

 Operating Revenues            65%        34%        99%         1%         100%
 Operating Income              81%        19%        100%        --         100%
 Net Income for CSW Common    110%        11%        121%      (21)%        100%

         U.S. Electric revenues decreased $96 million, or 11%, in the second quarter of 1997 compared to the same period a year ago due to several factors. Mild weather in 1997 caused a reduction in retail base revenues of $38 million on retail MWH sales that were 4.6% lower than 1996, and fuel revenue also decreased by approximately $38 million. In addition, during the second quarter of 1997, CPL recorded a provision for rate refund of $36 million as a result of the reclassification of the provision for the CPL 1997 Rate Order. These decreases were partially offset by $17 million of new transmission access revenues at CPL and WTU related to FERC Order No. 888 and the Texas Commission's rules regarding transmission access and pricing, the effect of which was almost entirely offset by a corresponding increase in transmission expense. United Kingdom revenues increased $9 million, or 2%, in the second quarter of 1997 compared to the second quarter of 1996 due primarily to the effect of the exchange rate movement between the British pound and the U.S. dollar, partially offset by the effect of mild weather on sales volume and a reduction in the fossil fuel levy collected on behalf of the United Kingdom government. Other diversified revenues increased $4 million, or 33%, in the second quarter of 1997 compared to the same period last year due primarily to increased revenues from CSW Energy and CSW International, with each company contributing approximately $2 million to the increase.

         U.S. Electric fuel expense decreased $29 million to $261 million in the second quarter of 1997 compared to the second quarter of 1996 due in part to a decrease in the average cost of fuel to $1.69 per MMbtu from $1.86 per MMbtu, reflecting lower spot market natural gas prices and lower cost coal. Also contributing to the decrease was a change in the overall energy mix as a result of utilizing a larger percentage of the lower cost coal. The decrease in weather-related customer demand led to a 5% reduction in generation that also contributed to lower fuel costs. Purchased power decreased $7 million to $17 million in the second quarter of 1997 compared to the same period a year ago due primarily to a decrease in economy energy purchases. United Kingdom cost of sales decreased $5 million, or 2%, in the second quarter of 1997 due primarily to the reduced fossil fuel levy collected on behalf of the United Kingdom government and the impact of mild weather on sales volume, partially offset by the effect of the exchange rate movement between the British pound and the U.S. dollar.

         Operating and maintenance expense increased $47 million to $264 million in the second quarter of 1997 compared to the same period last year due in part to the absence in 1997 of a $27 million pension adjustment recorded in the second quarter of 1996 at SEEBOARD. The effect of the exchange rate movement between the British pound and U.S. dollar also contributed to the increase in operating and maintenance expense of SEEBOARD U.S.A. In addition, approximately $16 million in new transmission access expense was recorded at CPL and WTU in the second quarter of 1997 related to FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing. A second quarter 1997 adjustment related to the CPL 1997 Rate Order further increased operating and maintenance expense by approximately $6 million, $4 million of which was decommissioning expense. Partially offsetting the increase in operating and maintenance expense were reduced pension expense in 1997 resulting from changes made to CSW's pension plan and the absence in 1997 of restructuring charges of approximately $8 million recorded in the second quarter of 1996. See NOTE 8. PENSION PLAN AMENDMENT for details concerning changes to CSW's pension plan. A $4 million decrease in maintenance expense in 1997, due primarily to the scheduled refueling outage of CPL's STP Unit 1 and production inventory write-offs at the U.S. Electric Operating Companies that occurred during the second quarter of 1996, also partially offset the increase in operating and maintenance expense. Income tax expense decreased $29 million to $41 million in the second quarter of 1997 due primarily to lower pre-tax income.

         CPL recorded a $41 million contingency in the first quarter of 1997 related to the CPL 1997 Rate Order issued by the Texas Commission in Docket No. 14965. In the second quarter of 1997, CPL reclassified most of the effects of the contingency recorded in the first quarter of 1997 to reflect the effects of the CPL 1997 Rate Order and the Texas Commission's hearings on June 20, 1997 in its specific accounts. Approximately $15 million remains as the Provision for the CPL 1997 Rate Order, the final classification of which is pending approval from the FERC. See NOTE 6. CPL RATE REVIEW - DOCKET NO. 14965 for additional information.

         Other income and deductions increased $100 million to $11 million in the second quarter of 1997 as compared to the same period in 1996 due primarily to the reserves for certain investments and contingencies recorded in the second quarter of 1996 of approximately $84 million, after tax, at the U.S. Electric Operating Companies and $18 million at CSW Energy. Long-term interest expense increased $3 million, or 4%, in the second quarter of 1997 due primarily to the addition in 1997 of interest expense resulting from a fourth quarter 1996 debt issuance by CSW Energy. Short-term and other interest expense decreased $13 million to $15 million in the second quarter of 1997 when compared to the same period a year ago due primarily to lower levels of short-term borrowings. New distributions on Subsidiary obligated, mandatorily redeemable, trust preferred securities increased interest and other charges by $4 million in the second quarter of 1997, the effect of which was partially offset by lower dividend requirements resulting from the preferred stock reacquisitions at the U.S. Electric Operating Companies. See NOTE 7. LONG-TERM FINANCING for additional information on the new securities.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         Net income for common stock decreased to $108 million in the first six months of 1997 from $180 million in the same period of 1996 due primarily to lower sales resulting from mild weather in the second quarter of 1997, the effect of the CPL 1997 Rate Order that decreased earnings approximately $37 million and the impact of CSW's final settlement of litigation with El Paso of approximately $23 million, after tax. Partially offsetting the lower earnings was the gain of approximately $10 million on the reacquisition of a portion of the U.S. Electric Operating Companies' preferred stock. See NOTE 6. CPL RATE
REVIEW - DOCKET NO. 14965 for additional information relating to the CPL 1997 Rate Order and NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information on CSW's litigation with El Paso.

         In addition, several items that occurred in the first six months of 1996 were not present in the comparable period in 1997. In the first six months of 1996, CSW recognized $12 million of earnings from Transok's operations and an after-tax gain of approximately $113 million on the sale of Transok. However, the U.S. Electric Operating Companies and CSW Energy recorded reserves and write-offs totaling $102 million after-tax for certain investments and contingencies in 1996 to offset most of the gain. See NOTE 9. DISCONTINUED OPERATIONS for details concerning Transok operations.

         In the first six months of 1997, the U.S. Electric Operating Companies and SEEBOARD U.S.A. contributed the following percentages to CSW's results of operations.
                                                            Corporate
                              U.S.     SEEBOARD    Total    Items and
                            Electric    U.S.A.    Electric    Other        Total
                            ----------------------------------------------------

Operating Revenues           62%         37%         99%         1%         100%
Operating Income             73%         31%         104%       (4)%        100%
Net Income for CSW Common    99%         37%         136%      (36)%        100%

         U.S. Electric revenues decreased approximately $19 million, or 1%, in the first six months of 1997 compared to the same period a year ago due primarily to mild weather in the second quarter of 1997 that caused retail base revenues to decline by approximately $42 million. Also contributing to the decline in revenues was a decrease in fuel revenues of approximately $21 million, as it relates to fuel expense discussed below. Partially offsetting these decreases in U.S. Electric revenues was new transmission access revenues at CPL and WTU of approximately $33 million related to FERC Order No. 888 and the Texas Commission's rule regarding transmission access and pricing, the effect of which was almost entirely offset by a corresponding amount of transmission expense and the absence in 1997 of the provision for refund at CPL related to the CPL 1996 Fuel Agreement. United Kingdom revenues decreased $8 million to $923 million in the first half of 1997 compared to the first half of 1996 due primarily to a reduction in the fossil fuel levy collected on behalf of the United Kingdom government and the adverse effect of mild weather on sales volume in the first half of 1997, partially offset by the effect of the exchange rate movement between the British pound and the U.S. dollar. Other diversified revenues increased $7 million, or 29%, in the first six months of 1997 compared to the first six months of 1996 due primarily to increased revenues from CSW Energy, CSW International, CSW Communications and EnerShop.

         U.S. Electric fuel expense decreased $16 million to $522 million in the first half of 1997 compared to the same period last year due in part to a decrease in fuel costs to $1.76 per MMbtu from $1.82 per MMbtu. The decrease in fuel expense is partially attributable to lower cost coal and a change in the fuel mix of generation in favor of lower cost coal. Mild weather in the first half of 1997 lead to a 4% reduction in generation which decreased fuel expense as well. Partially offsetting these decreases was the absence in 1997 of a one-time reduction to fuel expense of approximately $9 million in the first quarter of 1996 related to the CPL 1996 Fuel Agreement. Purchased power increased $3 million, or 8%, in the first half of 1997 due primarily to increased economy energy purchases and other first quarter 1997 purchases at CPL which resulted from a scheduled nuclear refueling at STP Unit 2 and an overhaul of a coal-fired generating plant. United Kingdom cost of sales decreased approximately $36 million to $651 million in the first half of 1997 compared to the same period a year ago due primarily to a reduction in the fossil fuel levy collected on behalf of the United Kingdom government and the adverse effect of mild weather on sales volume in the first half of 1997, partially offset by the effect of the exchange rate movement between the British pound and the U.S. dollar.

         Operating and maintenance expense increased $77 million to $515 million in the first half of 1997 compared to the same period last year due in part to the absence in 1997 of a $27 million pension adjustment recorded in the second quarter of 1996 at SEEBOARD. The effect of the exchange rate movement between the British pound and U.S. dollar also contributed to the increase in operating and maintenance expense of SEEBOARD U.S.A. In addition, approximately $31 million in new transmission access expense was recorded at CPL and WTU in the first six months of 1997 related to FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing. An adjustment recorded in the second quarter of 1997 related to the CPL 1997 Rate Order further increased operating and maintenance expense by approximately $6 million, $4 million of which was decommissioning expense. Additional charges recorded in the first quarter of 1997 related to CSW's 1996 restructuring also contributed to the increase. Partially offsetting the increase in operating and maintenance expense were reduced pension expense in 1997 resulting from changes made to CSW's pension plan and the absence in 1997 of restructuring charges of approximately $8 million recorded in the second quarter of 1996. See NOTE 8. PENSION PLAN
AMENDMENT for details concerning changes to CSW's pension plan. A $3 million decrease in maintenance expense, due primarily to the scheduled refueling outage of CPL's STP Unit 1 and the write-down of production inventory at the U.S.
Electric Operating Companies in 1996, also partially offset the increase in operating and maintenance expense. Income tax expense decreased $46 million to $52 million in the first six months of 1997 due primarily to lower pre-tax income.

         CPL recorded a $41 million contingency in the first quarter of 1997 related to the CPL 1997 Rate Order issued by the Texas Commission in Docket No. 14965. In the second quarter of 1997, CPL reclassified most of the effects of the reserve contingency in the first quarter of 1997 to reflect the effects of the CPL 1997 Rate Order and the Texas Commission's hearings on June 20, 1997 in its specific accounts. Approximately $15 million remains as the Provision for the CPL 1997 Rate Order, the final classification of which is pending approval from the FERC. See NOTE 6. CPL RATE REVIEW - DOCKET NO. 14965 for additional information.

         Other income and deductions increased $94 million to $15 million in the first six months of 1997 as compared to the same period in 1996 due primarily to the reserves for certain investments and contingencies recorded in the second quarter of 1996 of approximately $84 million, after tax, at the U.S. Electric Operating Companies and $18 million at CSW Energy. Long-term interest expense increased $7 million, or 4%, in the first half of 1997 due primarily to the addition in 1997 of interest expense resulting from a fourth quarter 1996 debt issuance by CSW Energy. Short-term and other interest expense decreased $20 million to $35 million in the first six months of 1997 when compared to the same period a year ago due primarily to lower levels of short-term borrowings. New distributions on Subsidiary obligated, mandatorily redeemable, trust preferred securities increased interest and other charges by $4 million in the first six months of 1997, the effect of which was partially offset by lower dividend requirements resulting from the preferred stock reacquisitions at the U.S. Electric Operating Companies. See NOTE 7. LONG-TERM FINANCING for additional information on the new securities.

CPL


                         CENTRAL POWER AND LIGHT COMPANY




                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                         CENTRAL POWER AND LIGHT COMPANY

                              STATEMENTS OF INCOME
                                   (unaudited)


                                           Three Months Ended      Six Months Ended
                                                June 30,                June 30,
                                         ---------------------   ---------------------
                                            1997        1996        1997        1996
                                         ---------   ---------   ---------   ---------
                                               (thousands)            (thousands)
ELECTRIC OPERATING REVENUES               $301,121    $362,065    $615,782    $615,453

OPERATING EXPENSES AND TAXES
  Fuel                                      83,936      90,478     162,196     154,495
  Purchased power                           10,550      16,865      28,151      29,300
  Other operating                           70,153      59,242     145,924     109,762
  Provision for CPL 1997 Rate Order        (25,885)       --        15,038        --
  Maintenance                               14,450      18,766      29,433      29,110
  Depreciation and amortization             39,534      42,542      77,907      82,137
  Taxes, other than income                  19,671      20,987      40,928      39,341
  Income taxes                              23,482      33,033      20,771      43,031
                                         ---------   ---------   ---------   ---------
                                           235,891     281,913     520,348     487,176
                                         ---------   ---------   ---------   ---------

OPERATING INCOME                            65,230      80,152      95,434     128,277
                                         ---------   ---------   ---------   ---------

OTHER INCOME AND DEDUCTIONS
  Reserve for utility plant
    development costs, net of tax
    benefit of $779 for 1997 and
    $5,893 for 1996                           --       (15,481)     (1,282)    (15,481)
  Allowance equity for funds used
    during construction                        288        --           773        --
  Other                                      1,788       1,462       2,784       3,210
                                         ---------   ---------   ---------   ---------
                                             2,076     (14,019)      2,275     (12,271)
                                         ---------   ---------   ---------   ---------

INCOME BEFORE INTEREST CHARGES              67,306      66,133      97,709     116,006
                                         ---------   ---------   ---------   ---------

INTEREST AND OTHER CHARGES
  Interest on long-term debt                27,143      27,396      54,118      54,665
  Interest on short-term debt and other      1,083       4,467       8,211      11,130
  Distributions on CPL obligated,
    mandatorily redeemable, trust
    preferred securities                     1,548        --         1,548        --
  Allowance for borrowed funds used
    during construction                       (633)       (537)     (1,126)     (1,216)
                                         ---------   ---------   ---------   ---------
                                            29,141      31,326      62,751      64,579
                                         ---------   ---------   ---------   ---------

NET INCOME                                  38,165      34,807      34,958      51,427

  Less:  Preferred stock dividends           2,177       3,360       5,610       6,797
  Gain on reacquired preferred stock         2,706        --         2,706        --
                                         ---------   ---------   ---------   ---------

NET INCOME FOR COMMON STOCK                $38,694     $31,447     $32,054     $44,630
                                         =========   =========   =========   =========



                The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

                         CENTRAL POWER AND LIGHT COMPANY

                                 BALANCE SHEETS

                                                       June 30,    December 31,
                                                        1997          1996
                                                     (unaudited)    (audited)
                                                     ----------    ----------
ASSETS                                                      (thousands)

 ELECTRIC UTILITY PLANT
     Production                                      $3,109,521    $3,102,929
     Transmission                                       509,110       505,801
     Distribution                                       983,821       956,928
     General                                            281,266       271,347
     Construction work in progress                       84,201        95,336
     Nuclear fuel                                       193,199       184,229
                                                     ----------    ----------
                                                      5,161,118     5,116,570

  Less - Accumulated depreciation and amortization    1,759,539     1,697,552
                                                     ----------    ----------
                                                      3,401,579     3,419,018
                                                     ----------    ----------

CURRENT ASSETS
     Cash and temporary cash investments                 25,884         3,299
     Advances to affiliates                              51,826          --
     Accounts receivable                                 93,927        53,038
     Materials and supplies, at average cost             72,607        75,732
     Fuel inventory                                      11,008        15,461
     Under-recovered fuel costs                          31,580        26,298
     Prepayments and other                                6,343         4,484
                                                     ----------    ----------
                                                        293,175       178,312
                                                     ----------    ----------

DEFERRED CHARGES AND OTHER ASSETS
     Deferred STP costs                                 485,677       486,978
     Mirror CWIP asset                                  292,422       298,708
     Income tax related regulatory assets, net          329,182       335,226
     Other                                              101,579       110,021
                                                     ----------    ----------
                                                      1,208,860     1,230,933
                                                     ----------    ----------

                                                     $4,903,614    $4,828,263
                                                     ==========    ==========











                The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

                         CENTRAL POWER AND LIGHT COMPANY

                                 BALANCE SHEETS

                                                      June 30,     December 31,
                                                        1997          1996
                                                    (unaudited)     (audited)
                                                     ----------    ----------
CAPITALIZATION AND LIABILITIES                             (thousands)

CAPITALIZATION
    Common stock:   $25 par value
       Authorized shares:   12,000,000
       Issued and outstanding shares:   6,755,535      $168,888      $168,888
    Paid-in capital                                     405,000       405,000
    Retained earnings                                   854,986       868,932
                                                     ----------    ----------
                                                      1,428,874     1,442,820

     Preferred stock                                    163,204       250,351
     CPL obligated, mandatorily redeemable,
       trust preferred securities                       144,861          --
     Long-term debt                                   1,326,917     1,323,054
                                                     ----------    ----------
                                                      3,063,856     3,016,225
                                                     ----------    ----------

CURRENT LIABILITIES
     Long-term debt due within twelve months            200,000       200,000
     Advances from affiliates                              --          52,525
     Payables to affiliates                              23,465        23,995
     Accounts payable                                    82,812        45,946
     Accrued taxes                                       66,764        64,207
     Accrued interest                                    30,701        31,566
     Refund due customers                                98,951        43,266
     Provision for CPL 1997 Rate Order                   15,038          --
     Accumulated deferred income taxes                    9,322         7,310
     Other                                               16,420        19,048
                                                     ----------    ----------
                                                        543,473       487,863
                                                     ----------    ----------

DEFERRED CREDITS
     Accumulated deferred income taxes                1,136,592     1,162,051
     Investment tax credits                             144,296       147,191
     Other                                               15,397        14,933
                                                     ----------    ----------
                                                      1,296,285     1,324,175
                                                     ----------    ----------

                                                     $4,903,614    $4,828,263
                                                     ==========    ==========







                The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

                         CENTRAL POWER AND LIGHT COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                         Six Months Ended
                                                             June 30,
                                                     -----------------------
                                                        1997          1996
                                                     ---------     ---------
OPERATING ACTIVITIES                                        (thousands)
     Net Income                                        $34,958       $51,427
     Non-cash Items Included in Net Income
         Depreciation and amortization                  89,050        93,333
         Deferred income taxes and
           investment tax credits                      (20,298)        3,981
         Establishment of regulatory assets               --           6,682
         Provision for CPL 1997 Rate Order              15,038          --
         Utility plant development costs                 2,061        21,374
         Inventory reserve                                --             487
     Changes in Assets and Liabilities
         Accounts receivable                           (40,889)       (8,036)
         Fuel inventory                                  4,453         7,016
         Accounts payable                               36,022        25,852
         Accrued taxes                                   2,557         8,020
         Fuel recovery                                  (5,282)      (17,009)
         Refund due customers                           55,685        22,977
     Other                                              12,067       (26,597)
                                                     ---------     ---------
                                                       185,422       189,507
                                                     ---------     ---------

INVESTING ACTIVITIES
     Construction expenditures                         (73,603)      (45,845)
     Other                                               9,239          (344)
                                                     ---------     ---------
                                                       (64,364)      (46,189)
                                                     ---------     ---------

FINANCING ACTIVITIES
     Reacquisition of long-term debt                      --            (231)
     Redemption of preferred stock                     (84,441)         --
     Proceeds from issuance of CPL
       obligated, mandatorily redeemable,
       trust preferred securities                      144,861          --
     Change in advances from affiliates                (52,525)      (86,327)
     Payment of dividends                              (54,501)      (56,925)
     Other                                                 (41)         (109)
                                                     ---------     ---------
                                                       (46,647)     (143,592)
                                                     ---------     ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                 74,411          (274)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                              3,299         2,883
                                                     ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $77,710        $2,609
                                                     =========     =========

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized
       (includes distributions on trust
       preferred securities)                           $57,212       $60,137
                                                     =========     =========
     Income taxes paid                                 $25,912       $12,753
                                                     =========     =========


                The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

CENTRAL POWER AND LIGHT COMPANY
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED JUNE 30, 1997 AND 1996

         Net income for common stock increased $7.2 million, or 23%, from $31.4 million during the second quarter of 1996 to $38.7 million during the second quarter of 1997. This increase was due primarily to a $15.5 million, net of tax, one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves which was recorded in 1996. The increase was partially offset by a decrease in non-fuel revenues in the second quarter of 1997 resulting from decreased weather-related demand as well as the impact of the CPL 1997 Rate Order which decreased earnings approximately $12 million. See
NOTE 6. CPL RATE REVIEW DOCKET NO. 14965 for more information related to the CPL 1997 Rate Order.

         Total electric operating revenues decreased approximately $61 million, or 17%, in the second quarter of 1997 compared to the second quarter of 1996 due primarily to the effects of recording a provision for rate refund in the second quarter of 1997 as a result of the reclassification of a portion of the provision for CPL 1997 Rate Order and the resulting recording to specific accounts. Also contributing to the decrease was a 4.9% reduction in retail MWH sales resulting from milder weather. Additionally, fuel revenues decreased because of lower fuel costs, as discussed below. Partially offsetting these decreases was an increase in transmission revenues of approximately $11.8 million as a result of the implementation of open access tariffs in accordance with FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing, the effect of which was almost entirely offset by a corresponding increase in transmission expense.

         Fuel and purchased power expense decreased $12.9 million in the second quarter of 1997 to $94.5 million compared to the second quarter of 1996. Fuel expense decreased $6.5 million, or 7%, in the second quarter of 1997 compared with the second quarter of 1996 primarily as a result of a decrease in the average unit cost of fuel from $1.68 per MMbtu in the second quarter of 1996 to $1.56 per MMbtu in the second quarter of 1997. This decrease resulted primarily from lower spot market prices for natural gas and lower coal costs during the second quarter of 1997. Purchased power expense decreased 37% from $16.9 million during the second quarter of 1996 to $10.6 million in the second quarter of 1997 due primarily to a lower volume of economy energy purchases.

         Other operating expense increased 18% to $70.2 million in the second quarter of 1997 when compared to the second quarter of 1996 due primarily to an approximate $11.5 million increase in transmission expenses resulting from the implementation of open access tariffs in accordance with FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing, the effect of which was more than offset by a corresponding increase in transmission revenue. This increase was partially offset by decreased property insurance expense resulting from an insurance refund and decreased employee pension expense. Maintenance expenses decreased to approximately $14.5 million in the second quarter of 1997 from approximately $18.8 million in the second quarter of 1996 due primarily to the scheduled refueling outage of STP Unit 1 that occurred during the second quarter of 1996.

         CPL recorded a $40.9 million contingency in the first quarter of 1997 related to the CPL 1997 Rate Order issued by the Texas Commission in Docket No. 14965. In the second quarter of 1997, CPL reclassified most of the effects of the contingency recorded in the first quarter in order to reflect the effects of the CPL 1997 Rate Order and the hearings on June 20, 1997 in its specific accounts. Approximately $15 million remains as the Provision for CPL 1997 Rate Order, the final classification of which is pending approval from the FERC. See
NOTE 6. CPL RATE REVIEW - DOCKET NO. 14965 for additional information.

         Depreciation and amortization expenses decreased approximately $3 million, or 7%, compared to the second quarter of 1996 due to the implementation in 1997 of lower depreciation rates in accordance with the CPL 1997 Rate Order. Income taxes decreased approximately $9.6 million to $23.5 million in the second quarter of 1997 compared with the second quarter of 1996 resulting from lower pre-tax income in the second quarter of 1997 and prior year tax adjustments that were recorded in the second quarter of 1996, which resulted in an increase in the 1996 income tax expense.

         Other income and deductions increased $16.1 million due primarily to the one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $15.5 million, net of tax, recorded in the second quarter of 1996. Interest on short-term debt and other decreased from $4.5 million in the second quarter of 1996 to approximately $1.1 million in the second quarter of 1997 due primarily to a true-up in the accrual for interest associated with the provision for rate refund in Docket No. 14965 and a decrease in short-term borrowings from affiliates.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         Net income for common stock decreased $12.6 million, or 28%, from $44.6 million for the first six months of 1996 to $32.1 million for the first six months of 1997. The major reason for the decrease was the impact of the CPL 1997 Rate Order which decreased earnings approximately $37 million. This decrease was partially offset by an increase in other income and deductions due to a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $15.5 million, net of tax, recorded in the second quarter of 1996. See NOTE 6. CPL RATE REVIEW - DOCKET NO. 14965 for more information related to the CPL 1997 Rate Order.

         Total electric operating revenues increased slightly for the first six months of 1997 compared to the first six months of 1996. There were two main factors that contributed to the increase, including an increase in transmission revenues of approximately $23.6 million as a result of the implementation of open access tariffs in accordance with FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing, and the absence in 1997 of the provision for refund related to the CPL 1996 Fuel Agreement. These increases in revenue were almost entirely offset by the effects of the recording of a provision for rate refund of approximately $43 million during 1997 associated with Docket No. 14965. The impact of the increase in transmission access revenues was almost entirely offset by a corresponding increase in transmission expense.

         Fuel and purchased power expense increased approximately $6.6 million in the first six months of 1997 compared to the first six months of 1996. Fuel expense increased $7.7 million as a result of an increase in the average unit cost of fuel from $1.54 per MMbtu in the first six months of 1996 to $1.66 per MMbtu in the first six months of 1997. This increase resulted primarily from higher spot market prices for natural gas. Also contributing to this increase was a one-time $8.8 million reduction in fuel expense recorded in the first quarter of 1996 in accordance with the CPL 1996 Fuel Agreement. Purchased power expense decreased 4% from $29.3 million during the first six months of 1996 to $28.2 million in the first six months of 1997 due primarily to decreased economy energy purchases.

         Other operating expense increased 33% to $145.9 million in the first six months of 1997 due primarily to a $23 million increase in transmission operations expenses as a result of the implementation of open access tariffs in accordance with FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing, the effect of which was more than offset by a corresponding increase in transmission revenue; the write-off of approximately $11 million in previously deferred rate case expenses in accordance with the settlement in principle of the rate case expense phase of CPL's current rate case; and additional expenses recorded in 1997 associated with the restructuring that CSW undertook in 1996. These increases were offset in part by reductions in pension expense and other employee related expenses.

         CPL recorded a $40.9 million contingency in the first quarter of 1997 related to the CPL 1997 Rate Order issued by the Texas Commission in Docket No. 14965. In the second quarter of 1997, CPL reclassified most of the effects of the contingency recorded in the first quarter in order to reflect the effects of the CPL 1997 Rate Order and the hearings on June 20, 1997 in its specific accounts. Approximately $15 million remains as the Provision for CPL 1997 Rate Order, the final classification of which is pending approval from the FERC. See
NOTE 6. CPL RATE REVIEW - DOCKET NO. 14965 for additional information.

         Depreciation and amortization expenses decreased approximately $4.2 million compared to the first six months of 1996 due to the implementation in 1997 of lower depreciation rates in accordance with the CPL Rate Review. Income taxes decreased approximately $22.3 million in the first six months of 1997 compared with the first six months of 1996 resulting primarily from the income tax effect of the CPL 1997 Rate Order.

         Other income and deductions increased approximately $14.5 million to $2.3 million due primarily to the one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $15.5 million, net of tax, recorded in the second quarter of 1996. Interest on short-term debt and other decreased from $11.1 million in the first six months of 1996 to approximately $8.2 million in the first six months of 1997 due primarily to the recording of a true-up in the accrual for interest associated with the provision for rate refund in Docket No. 14965 and a decrease in short-term borrowings from affiliates.

PSO



                       PUBLIC SERVICE COMPANY OF OKLAHOMA




                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                      Three Months Ended      Six Months Ended
                                            June 30,              June 30,
                                     --------------------  --------------------
                                        1997       1996       1997       1996
                                     ---------  ---------  ---------  ---------
                                          (thousands)          (thousands)

ELECTRIC OPERATING REVENUES           $166,692   $181,586   $321,857   $329,006

OPERATING EXPENSES AND TAXES
  Fuel                                  58,949     68,695    121,808    131,244
  Purchased power                       12,515      9,776     24,440     18,439
  Other operating                       30,363     29,442     58,075     57,522
  Maintenance                            9,420     11,512     15,356     17,710
  Depreciation and amortization         20,034     19,400     39,817     38,431
  Taxes, other than income               7,104      6,633     14,404     13,409
  Income taxes                           6,696      9,778      9,668     11,896
                                     ---------  ---------  ---------  ---------
                                       145,081    155,236    283,568    288,651
                                     ---------  ---------  ---------  ---------

OPERATING INCOME                        21,611     26,350     38,289     40,355
                                     ---------  ---------  ---------  ---------

OTHER INCOME AND DEDUCTIONS
  Allowance for equity funds
    used during construction               167        (22)       257        (23)
  Reserve for utility plant
    development costs, net of
    tax benefit of $48 for 1997
    and $15,302 for 1996                  --      (35,552)       (75)   (35,552)
  Other                                    862        (21)       685        222
                                     ---------  ---------  ---------  ---------
                                         1,029    (35,595)       867    (35,353)
                                     ---------  ---------  ---------  ---------

INCOME BEFORE INTEREST CHARGES          22,640     (9,245)    39,156      5,002
                                     ---------  ---------  ---------  ---------

INTEREST AND OTHER CHARGES
  Interest on long-term debt             7,619      7,677     15,237     15,116
  Interest on short-term debt
    and other                            1,054      1,633      2,666      3,322
  Distributions on PSO obligated,
    mandatorily redeemable, trust
    preferred securities                   968       --          968       --
  Allowance for borrowed funds used
     during construction                  (443)      (340)      (920)      (699)
                                     ---------  ---------  ---------  ---------
                                         9,198      8,970     17,951     17,739
                                     ---------  ---------  ---------  ---------

NET INCOME (LOSS)                       13,442    (18,215)    21,205    (12,737)

  Less: Preferred stock dividends           53        204        257        408
  Gain on reacquired preferred stock     4,444       --        4,444       --
                                     ---------  ---------  ---------  ---------

NET INCOME (LOSS) FOR COMMON STOCK     $17,833   $(18,419)   $25,392   $(13,145)
                                     =========  =========  =========  =========



                The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                           CONSOLIDATED BALANCE SHEETS


                                                      June 30,     December 31,
                                                        1997          1996
                                                    (unaudited)     (audited)
                                                     ----------    ----------
ASSETS                                                      (thousands)

 ELECTRIC UTILITY PLANT
     Production                                        $902,723      $902,813
     Transmission                                       372,046       368,280
     Distribution                                       799,840       773,590
     General                                            203,720       186,252
     Construction work in progress                       39,784        59,241
                                                     ----------    ----------
                                                      2,318,113     2,290,176

  Less - Accumulated depreciation and amortization    1,015,724       987,283
                                                     ----------    ----------
                                                      1,302,389     1,302,893
                                                     ----------    ----------

CURRENT ASSETS
     Cash and temporary cash investments                  5,293         1,479
     Advances to affiliates                               7,446          --
     Accounts receivable                                 24,952        11,069
     Materials and supplies, at average cost             33,976        34,542
     Fuel inventory                                      15,842        14,061
     Accumulated deferred income taxes                    6,192         2,558
     Prepayments and other                                4,143         2,991
                                                     ----------    ----------
                                                         97,844        66,700
                                                     ----------    ----------

DEFERRED CHARGES AND OTHER ASSETS                        64,958        62,004
                                                     ----------    ----------

                                                     $1,465,191    $1,431,597
                                                     ==========    ==========















                The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                           CONSOLIDATED BALANCE SHEETS


                                                        June 30,   December 31,
                                                         1997         1996
                                                      (unaudited)   (audited)
                                                      ----------   ----------
CAPITALIZATION AND LIABILITIES                              (thousands)

CAPITALIZATION
     Common stock:  $15 par value
       Authorized shares: 11,000,000
       Issued shares:  10,482,000
       Outstanding shares: 9,013,000                    $157,230     $157,230
     Paid-in capital                                     180,000      180,000
     Retained earnings                                   155,335      145,943
                                                      ----------   ----------
                                                         492,565      483,173

     Preferred stock                                       5,292       19,826
     PSO obligated, mandatorily redeemable,
       trust preferred securities                         72,520         --
     Long-term debt                                      421,062      420,301
                                                      ----------   ----------
                                                         991,439      923,300
                                                      ----------   ----------

CURRENT LIABILITIES
     Advances from affiliates                               --         42,867
     Payables to affiliates                               23,985       27,425
     Accounts payable                                     43,427       47,604
     Payables to customers                                15,309       14,329
     Accrued taxes                                        26,500       12,306
     Accrued interest                                      8,742        9,193
     Other                                                 5,374        7,421
                                                      ----------   ----------
                                                         123,337      161,145
                                                      ----------   ----------

DEFERRED CREDITS
     Accumulated deferred income taxes                   254,030      251,007
     Investment tax credits                               42,046       43,438
     Income tax related regulatory liabilities, net       43,977       46,007
     Other                                                10,362        6,700
                                                      ----------   ----------
                                                         350,415      347,152
                                                      ----------   ----------

                                                      $1,465,191   $1,431,597
                                                      ==========   ==========






                The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                        Six Months Ended
                                                            June 30,
                                                     ----------------------
                                                       1997          1996
                                                     --------      --------
OPERATING ACTIVITIES                                       (thousands)
     Net Income                                       $21,205      $(12,737)
     Non-cash Items Included in Net Income
         Depreciation and amortization                 42,756        41,419
         Deferred income taxes and
           investment tax credits                      (4,033)       (8,434)
         Utility plant development costs                  123        50,854
         Inventory reserve                               --           3,945
     Changes in Assets and Liabilities
         Accounts receivable                          (13,883)       (9,243)
         Accounts payable                              (7,340)      (10,498)
         Accrued taxes                                 14,194       (13,334)
      Other                                            (3,441)       (3,276)
                                                     --------      --------
                                                       49,581        38,696
                                                     --------      --------

INVESTING ACTIVITIES
     Construction expenditures                        (38,793)      (39,166)
     Other                                             (1,713)       (3,128)
                                                     --------      --------
                                                      (40,506)      (42,294)
                                                     --------      --------

FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt            --          39,415
     Retirement of long-term debt                        --         (25,000)
     Reacquisition of preferred stock                 (10,090)         --
     Proceeds from issuance of PSO obligated,
       mandatorily redeemable, trust
       preferred securities                            72,520          --
     Change in advances from affiliates               (42,867)       (3,127)
     Payment of dividends                             (17,378)       (7,431)
                                                     --------      --------
                                                        2,185         3,857
                                                     --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                11,260           259
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        1,479           744
                                                     --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $12,739        $1,003
                                                     ========      ========

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized
       (includes distributions on trust
       preferred securities)                          $17,558       $16,493
                                                     ========      ========
     Income taxes paid                                 $8,788       $16,867
                                                     ========      ========






                The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

PUBLIC SERVICE COMPANY OF OKLAHOMA
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED JUNE 30, 1997 AND 1996

         Net income for common stock increased $36.3 million during the second quarter of 1997 to $17.8 million compared to an $18.4 million loss in the second quarter of 1996. The increase resulted primarily from a 1996 one-time charge for certain investments for plant sites, engineering studies and lignite reserves of approximately $35.6 million, net of taxes.

         Electric operating revenues were $166.7 million during the second quarter of 1997, an 8% decrease from $181.6 million during the second quarter of 1996. The decrease was due primarily to a decline in residential and commercial MWH sales of 13% and 4%, respectively, resulting from mild weather conditions. Additionally, a decrease in fuel related revenues of $6.9 million and a provision established for a rate refund contributed to the decreased revenues. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information.

         Fuel expense decreased $9.7 million, or 14%, during the second quarter of 1997 compared to the second quarter of 1996 due primarily to a decrease in the average unit cost of fuel from $2.03 per MMbtu in the second quarter of 1996 to $1.85 per MMbtu for the same period in 1997. The decline in the average unit cost of fuel was due primarily to utilizing lower cost coal in place of higher cost spot market natural gas. A decrease in generation attributable to lower MWH sales also contributed to this decrease. Partially offsetting the decrease in fuel expense was a decline in under-recovered fuel costs in the second quarter of 1997 compared to the same period in 1996. Purchased power expenses increased approximately 28% to $12.5 million for the second quarter of 1997 from $9.8 million in the same period of 1996. The increase was due primarily to increases in the amount of economy energy purchased.

         Other operating expenses were relatively stable during the second quarter of 1997 compared to the second quarter of 1996. Maintenance expense decreased 18% to $9.4 million in the second quarter of 1997 from $11.5 million in the second quarter of 1996 primarily as a result of the 1996 write-down of production inventory partially offset by an increase in tree trimming expense in 1997. Depreciation and amortization expense increased 3% to $20.0 million in the second quarter of 1997 from $19.4 million in the second quarter of 1996 primarily as a result of an increase in depreciable property. Operating income taxes were $6.7 million in the second quarter of 1997 compared to $9.8 million in the same period of 1996 due primarily to lower taxable income in 1997.

         Other income and deductions increased $36.6 million in the second quarter of 1997 compared to the same period in 1996 primarily as a result of the 1996 one-time charge for certain investments for plant sites, engineering studies and lignite reserves of approximately $35.6 million, net of tax.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         Net income for common stock increased to $25.4 million in the first half of 1997 from a loss of $13.1 million in the first half of 1996. The increase resulted primarily from the 1996 one-time charge for certain investments for plant sites, engineering studies and lignite reserves of approximately $35.6 million, net of tax.

         Electric operating revenues were $321.9 million during the first half of 1997, a 2% decrease from $329.0 million during the same period in 1996. The decrease was due primarily to a decline in residential and commercial MWH sales of 7% and 2%, respectively, resulting from mild weather. Additionally, a decrease in fuel related revenues of $2.3 million and a provision established for a possible rate refund contributed to the lower revenues. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information related to the PSO rate review.

         Fuel expense decreased $9.4 million during the first half of 1997 compared to the first half of 1996 due primarily to a decrease in the average unit cost of fuel from $2.06 per MMbtu in the first half of 1996 to $1.90 per MMbtu for the same period in 1997. The decline in the average unit cost of fuel was due primarily to utilizing lower cost coal in place of higher cost spot market natural gas. A decrease in generation attributable to lower MWH sales also contributed to this decrease. Offsetting the decrease in part was an over-recovery of fuel costs in the first half of 1997 compared to an under-recovery of fuel costs in the first half of 1996. Purchased power expenses increased approximately 33% to $24.4 million for the first six months of 1997 from $18.4 million in the same period of 1996. The increase was due primarily to increases in the amount of economy energy purchased.

         Other operating expenses were relatively stable during the first six months of 1997 compared to the first half of 1996. Maintenance expense decreased 13% to $15.4 million in the first six months of 1997 from $17.7 million in the first six months of 1996 primarily as a result of the 1996 write-down of production inventory. Depreciation and amortization expense increased 4% to $39.8 million in the first half of 1997 from $38.4 million in the first six months of 1996 as a result of an increase in depreciable property. Taxes, other than income were $14.4 million in 1997, a 7% increase from $13.4 million in the first half of 1996. This increase was due primarily to higher ad valorem taxes in the first six months of 1997. Operating income taxes were $9.7 million in the first half of 1997 compared to $11.9 million in the same period of 1996 due primarily to higher taxable income in 1996.

         Other income and deductions increased $36.2 million in the first six months of 1997 compared to the same period in 1996 primarily as a result of a 1996 one-time charge for certain investments for plant sites, engineering studies and lignite reserves of approximately $35.6 million, net of tax.

SWEPCO


                       SOUTHWESTERN ELECTRIC POWER COMPANY




                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                              STATEMENTS OF INCOME
                                   (unaudited)


                                         Three Months Ended     Six Months Ended
                                               June 30,             June 30,
                                        --------------------  --------------------
                                           1997       1996       1997       1996
                                        ---------  ---------  ---------  ---------
                                             (thousands)           (thousands)
ELECTRIC OPERATING REVENUES              $227,327   $236,563   $430,607   $437,444

OPERATING EXPENSES AND TAXES
  Fuel                                     90,987     95,606    178,583    184,918
  Purchased power                           5,309     10,764     10,440     16,098
  Other operating                          33,208     31,579     65,756     63,473
  Maintenance                              12,399     11,932     21,439     21,038
  Depreciation and amortization            23,604     22,698     47,028     44,939
  Taxes, other than income                 12,698     11,501     26,093     23,412
  Income taxes                             10,765     12,462     16,837     17,196
                                        ---------  ---------  ---------  ---------
                                          188,970    196,542    366,176    371,074
                                        ---------  ---------  ---------  ---------

OPERATING INCOME                           38,357     40,021     64,431     66,370
                                        ---------  ---------  ---------  ---------

OTHER INCOME AND DEDUCTIONS
  Reserve for utility plant
    development costs, net of
    tax benefit of $260 for
    1997 and $7,847 for 1996                 --      (21,743)      (483)   (21,743)
  Allowance for equity funds
    used during construction                  176          2        176        326
  Other                                       678        163        864        925
                                        ---------  ---------  ---------  ---------
                                              854    (21,578)       557    (20,492)
                                        ---------  ---------  ---------  ---------

INCOME BEFORE INTEREST CHARGES             39,211     18,443     64,988     45,878
                                        ---------  ---------  ---------  ---------

INTEREST AND OTHER CHARGES
  Interest on long-term debt               10,278     10,995     20,820     21,995
  Distributions on SWEPCO obligated,
    mandatorily redeemable, trust
    preferred securities                    1,398       --        1,398       --
  Interest on short-term debt and other     1,479      2,534      3,591      4,957
  Allowance for borrowed funds used
     during construction                     (343)      (471)      (742)    (1,226)
                                        ---------  ---------  ---------  ---------
                                           12,812     13,058     25,067     25,726
                                        ---------  ---------  ---------  ---------

NET INCOME                                 26,399      5,385     39,921     20,152

  Less: Preferred stock dividends             575        758      1,333      1,537
  Gain on reacquired preferred stock        2,180       --        2,180       --
                                        ---------  ---------  ---------  ---------

NET INCOME FOR COMMON STOCK               $28,004     $4,627    $40,768    $18,615
                                        =========  =========  =========  =========





                 The accompanying notes to financial statements as they relate to SWEPCO are an integral part of these statements.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                                 BALANCE SHEETS


                                                      June 30,     December 31,
                                                        1997          1996
                                                    (unaudited)     (audited)
                                                     ----------    ----------
ASSETS                                                      (thousands)

 ELECTRIC UTILITY PLANT
     Production                                      $1,370,027    $1,407,134
     Transmission                                       466,503       463,425
     Distribution                                       848,496       844,503
     General                                            309,775       283,878
     Construction work in progress                       45,412        45,374
                                                     ----------    ----------
                                                      3,040,213     3,044,314

  Less - Accumulated depreciation                     1,189,058     1,192,356
                                                     ----------    ----------
                                                      1,851,155     1,851,958
                                                     ----------    ----------

CURRENT ASSETS
     Cash and temporary cash investments                  5,240         1,879
     Advances to affiliates                               5,472          --
     Accounts receivable                                 55,986        68,140
     Materials and supplies, at average cost             27,832        29,265
     Fuel inventory                                      41,256        55,775
     Under-recovered fuel costs                          12,236         9,120
     Prepayments and other                               14,408        13,499
                                                     ----------    ----------
                                                        162,430       177,678
                                                     ----------    ----------

DEFERRED CHARGES AND OTHER ASSETS                        75,055        69,520
                                                     ----------    ----------

                                                     $2,088,640    $2,099,156
                                                     ==========    ==========
















                The accompanying notes to financial statements as they relate to SWEPCO are an integral part of these statements.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                                 BALANCE SHEETS


                                                       June 30,    December 31,
                                                        1997          1996
                                                     (unaudited)    (audited)
                                                     ----------    ----------
CAPITALIZATION AND LIABILITIES                              (thousands)

CAPITALIZATION
     Common stock:  $18 par value
        Authorized shares: 7,600,000
        Issued and outstanding shares: 7,536,640       $135,660      $135,660
     Paid-in capital                                    245,000       245,000
     Retained earnings                                  334,569       321,801
                                                     ----------    ----------
                                                        715,229       702,461
     Preferred stock
        Not subject to mandatory redemption               4,710        16,032
        Subject to mandatory redemption                  28,306        32,464
     SWEPCO obligated, mandatorily redeemable,
       trust preferred securities                       106,393          --
     Long-term debt                                     547,523       597,151
                                                     ----------    ----------
                                                      1,402,161     1,348,108
                                                     ----------    ----------

CURRENT LIABILITIES
     Long-term debt and preferred stock due
       within twelve months                               3,679         3,760
     Advances from affiliates                              --          57,495
     Accounts payable                                    57,664        48,826
     Payable to affiliates                               61,908        68,708
     Customer deposits                                   11,006        10,497
     Accrued taxes                                       33,417        25,241
     Accumulated deferred income taxes                    5,312         4,162
     Accrued interest                                    13,597        14,782
     Other                                               12,027        27,449
                                                     ----------    ----------
                                                        198,610       260,920
                                                     ----------    ----------

DEFERRED CREDITS
     Accumulated deferred income taxes                  376,443       372,552
     Investment tax credits                              69,176        71,507
     Income tax related regulatory
       liabilities, net                                  32,967        36,106
     Other                                                9,283         9,963
                                                     ----------    ----------
                                                        487,869       490,128
                                                     ----------    ----------

                                                     $2,088,640    $2,099,156
                                                     ==========    ==========




                The accompanying notes to financial statements as they relate to SWEPCO are an integral part of these statements.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                         Six Months Ended
                                                             June 30,
                                                     ----------------------
                                                        1997         1996
                                                     ---------     --------
OPERATING ACTIVITIES                                       (thousands)
     Net Income                                        $39,921      $20,152
     Non-cash Items Included in Net Income
         Depreciation and amortization                  49,272       50,074
         Deferred income taxes and investment
           tax credits                                    (429)      (2,526)
         Utility plant development costs                   743       29,590
         Inventory reserve                                --          1,130
     Changes in Assets and Liabilities
         Accounts receivable                            12,154      (19,617)
         Fuel inventory                                 14,519       (5,381)
         Deferred charges and other assets              (5,535)     (10,772)
         Accounts payable                                9,320       15,407
         Payable to affiliates                          (6,800)      14,772
         Accrued taxes                                   8,176        2,082
         Accrued interest                               (1,185)      (1,052)
         Fuel recovery                                  (3,116)     (18,396)
    Other                                              (13,706)       1,668
                                                     ---------     --------
                                                       103,334       77,131
                                                     ---------     --------

INVESTING ACTIVITIES
     Construction expenditures                         (48,708)     (44,663)
     Other                                              (2,125)      (4,059)
                                                     ---------     --------
                                                       (50,833)     (48,722)
                                                     ---------     --------

FINANCING ACTIVITIES
     Retirement of long-term debt                      (51,200)      (1,839)
     Redemption of preferred stock                     (13,300)      (1,200)
     Proceeds from issuance of SWEPCO
       obligated, mandatorily redeemable,
       trust preferred securities                      106,393         --
     Change in advances from affiliates                (57,495)     (14,572)
     Payment of dividends                              (28,066)     (10,834)
                                                     ---------     --------
                                                       (43,668)     (28,445)
                                                     ---------     --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                  8,833          (36)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         1,879        1,702
                                                     ---------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $10,712       $1,666
                                                     =========     ========

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized
       (includes distributions on trust
       preferred securities)                           $25,645      $25,610
                                                     =========     ========
     Income taxes paid                                 $12,441      $13,950
                                                     =========     ========



             The accompanying notes to financial statements as they relate to SWEPCO are an integral part of these statements.

SOUTHWESTERN ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED JUNE 30, 1997 AND 1996

         Net income for common stock increased $23.4 million to $28.0 million during the second quarter of 1997 from $4.6 million during the second quarter of 1996. The increase resulted primarily from a 1996 one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $21.7 million, net of tax, and the gain on reacquisition of preferred stock of $2.2 million recorded during the second quarter of 1997.

         Electric operating revenues decreased $9.2 million to $227.3 million during the second quarter of 1997 from $236.6 million during the second quarter of 1996. The decrease was attributable to a decrease in retail non-fuel revenue of $5.4 million as a result of a 6% decrease in retail MWH sales due to reduced weather-related demand and a $8.3 million decrease in fuel revenue. The decrease was offset in part by an increase in non-fuel wholesale sales of $4.5 million.

         Fuel and purchased power expense decreased in the second quarter of 1997 compared to the second quarter of 1996. Fuel expense decreased $4.6 million, or 5%, due primarily to a decrease in average unit fuel costs from $1.86 per MMbtu in 1996 to $1.70 per MMbtu in 1997. Average unit fuel costs decreased due to a decline in the delivered cost of coal resulting from lower transportation charges as well as purchases of lower priced spot market coal. A decrease in natural gas generation because of its relative higher costs per MMbtu also contributed to the lower fuel expense during the second quarter of 1997. Purchased power expenses decreased $5.5 million in the second quarter of 1997 compared to the second quarter of 1996 as a result of a decrease in economy energy purchases.

         Other operating expenses increased $1.6 million, or 5%, in the second quarter of 1997 compared to the same period of 1996. The increase was attributable to higher open access transmission expenses, higher steam generation production expenses, increased customer assistance expenses, increased outside services expenses and increased employee related expenses, offset in part by decreased pension expenses. Taxes, other than income increased $1.2 million, or 10%, as a result of increased ad valorem taxes due to higher assessed values. Income taxes decreased $1.7 million due primarily to lower taxable income.

         Other income and deductions increased $22.4 million for the second quarter of 1997 compared to the same period of 1996 due primarily to a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $21.7 million, net of tax, recorded in 1996.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         Net income for common stock increased $22.2 million to $40.8 million for the six months ended June 30, 1997 compared to $18.6 million for the same period of 1996. The increase resulted primarily from a 1996 one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $21.7 million, net of tax, and the gain on reacquisition of preferred stock of $2.2 million recorded during the second quarter of 1997.

         Electric operating revenues decreased $6.8 million to $430.6 million during the six months ended June 30, 1997 from $437.4 million during the same period in 1996. The decrease was due primarily to a decrease in retail non-fuel revenue of $1.9 million, which resulted from a 4% decrease in retail MWH sales due to less weather-related demand and a $10.5 million decrease in fuel revenue. The decrease in electric operating revenues was offset in part by an increase in non-fuel wholesale sales of $5.6 million.

         Fuel and purchased power expense decreased for the six months ended June 30, 1997 compared to the same period of 1996. Fuel expense decreased $6.3 million, or 3%, due primarily to a decrease in average unit fuel costs from $1.85 per MMbtu in 1996 to $1.69 per MMbtu in 1997 which resulted from a decline in the delivered cost of coal resulting from lower transportation charges as well as purchases of lower priced spot market coal. A decrease in natural gas generation because of its relative higher costs per MMbtu also contributed to the lower fuel expense during the six months ended June 30, 1997. Purchased power expenses decreased $5.7 million, or 35%, in the six months ended June 30, 1997 compared to the same period in 1996 as a result of a decrease in economy energy purchases.

         Other operating expenses increased $2.3 million to $65.8 million for the six months ended June 30, 1997 compared to the same period in 1996. The increase was attributable to increased transmission access expenses, higher steam generation production expenses and increased customer assistance expenses, offset in part by decreased pension expenses. Depreciation and amortization expenses increased $2.1 million, or 5%, due primarily to increased depreciable plant. Taxes, other than income increased $2.7 million to $26.1 million as a result of increased ad valorem taxes due to higher assessed values.

         Other income and deductions increased $21 million for the six month period ended June 30, 1997 compared to the same period of 1996 due primarily to a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $21.7 million, net of tax, recorded during the second quarter of 1996.

WTU



                          WEST TEXAS UTILITIES COMPANY




                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                          WEST TEXAS UTILITIES COMPANY

                              STATEMENTS OF INCOME
                                   (unaudited)


                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                        -------------------  --------------------
                                          1997       1996       1997       1996
                                        --------  ---------  ---------  ---------
                                            (thousands)          (thousands)
ELECTRIC OPERATING REVENUES              $91,237   $101,587   $183,883   $182,376

OPERATING EXPENSES AND TAXES
  Fuel                                    27,026     35,822     59,911     67,805
  Purchased power                          7,028      6,608     18,425     12,524
  Other operating                         22,408     18,227     43,118     34,702
  Maintenance                              4,071      4,472      7,155      7,691
  Depreciation and amortization           10,236      9,832     20,327     19,510
  Taxes, other than income                 5,704      5,583     11,800     11,181
  Income taxes                             2,789      4,870      3,287      5,035
                                        --------  ---------  ---------  ---------
                                          79,262     85,414    164,023    158,448
                                        --------  ---------  ---------  ---------

OPERATING INCOME                          11,975     16,173     19,860     23,928
                                        --------  ---------  ---------  ---------

OTHER INCOME AND DEDUCTIONS
  Reserve for utility plant
    development costs, net of
    tax benefit of $20 for
    1997 and $3,988 for 1996                --      (10,917)       (38)   (10,917)
  Allowance for equity funds
    used during construction                --          (10)        99        128
  Other                                      351        280        437        529
                                        --------  ---------  ---------  ---------
                                             351    (10,647)       498    (10,260)
                                        --------  ---------  ---------  ---------

INCOME BEFORE INTEREST CHARGES            12,326      5,526     20,358     13,668
                                        --------  ---------  ---------  ---------

INTEREST AND OTHER CHARGES
  Interest on long-term debt               5,088      5,296     10,176     10,592
  Interest on short-term debt and other    1,469      1,367      2,783      2,745
  Allowance for borrowed funds used
     during construction                    (237)      (218)      (467)      (504)
                                        --------  ---------  ---------  ---------
                                           6,320      6,445     12,492     12,833
                                        --------  ---------  ---------  ---------

NET INCOME (LOSS)                          6,006       (919)     7,866        835

  Less: Preferred stock dividends             26         66         92        132
  Gain on reacquired preferred stock       1,183       --        1,183       --
                                        --------  ---------  ---------  ---------

NET INCOME (LOSS) FOR COMMON STOCK        $7,163      $(985)    $8,957       $703
                                        ========  =========  =========  =========






                 The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                          WEST TEXAS UTILITIES COMPANY

                                 BALANCE SHEETS


                                                      June 30,     December 31,
                                                        1997          1996
                                                     (unaudited)    (audited)
                                                     ----------    ----------
ASSETS                                                      (thousands)

 ELECTRIC UTILITY PLANT
     Production                                        $417,330      $417,467
     Transmission                                       205,755       200,688
     Distribution                                       355,351       347,328
     General                                            101,199        92,622
     Construction work in progress                       15,887        30,036
                                                     ----------    ----------
                                                      1,095,522     1,088,141

  Less - Accumulated depreciation and amortization      426,671       414,777
                                                     ----------    ----------
                                                        668,851       673,364
                                                     ----------    ----------

CURRENT ASSETS
     Cash                                                   661           664
     Accounts receivable                                 32,941        24,123
     Materials and supplies, at average cost             16,160        15,966
     Fuel inventory                                       8,177         8,140
     Coal inventory                                       7,063         8,534
     Accumulated deferred income taxes                     --           1,079
     Under-recovered fuel costs                          13,912         7,857
     Prepayments and other                                1,038         2,435
                                                     ----------    ----------
                                                         79,952        68,798
                                                     ----------    ----------

DEFERRED CHARGES AND OTHER ASSETS
     Deferred Oklaunion costs                            20,501        22,365
     Restructuring costs                                  9,910        10,854
     Other                                               41,961        34,998
                                                     ----------    ----------
                                                         72,372        68,217
                                                     ----------    ----------

                                                       $821,175      $810,379
                                                     ==========    ==========











                The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                          WEST TEXAS UTILITIES COMPANY

                                 BALANCE SHEETS


                                                      June 30,    December 31,
                                                       1997          1996
                                                    (unaudited)    (audited)
                                                      --------     --------
CAPITALIZATION AND LIABILITIES                             (thousands)

CAPITALIZATION
     Common stock:  $25 par value
        Authorized shares: 7,800,000
        Issued and outstanding shares: 5,488,560      $137,214     $137,214
     Paid-in capital                                     2,236        2,236
     Retained earnings                                 124,034      123,077
                                                      --------     --------
                                                       263,484      262,527

     Preferred stock                                     2,484        6,291
     Long-term debt                                    276,855      275,070
                                                      --------     --------
                                                       542,823      543,888
                                                      --------     --------

CURRENT LIABILITIES
     Advances from affiliates                           25,761       14,833
     Payables to affiliates                             32,316       13,578
     Accounts payable                                    8,057       19,669
     Accrued taxes                                       8,761       13,463
     Accrued interest                                    5,140        5,403
     Accumulated deferred income taxes                   1,534         --
     Other                                               2,520        4,124
                                                      --------     --------
                                                        84,089       71,070
                                                      --------     --------

DEFERRED CREDITS
     Accumulated deferred income taxes                 144,621      144,146
     Investment tax credits                             28,579       29,239
     Income tax related regulatory liabilities, net     16,511       16,918
     Other                                               4,552        5,118
                                                      --------     --------
                                                       194,263      195,421
                                                      --------     --------

                                                      $821,175     $810,379
                                                      ========     ========










                The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                          WEST TEXAS UTILITIES COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                        Six Months Ended
                                                            June 30,
                                                     ----------------------
                                                       1997          1996
                                                     --------      --------
OPERATING ACTIVITIES                                        (thousands)
     Net Income                                        $7,866          $835
     Non-cash Items Included in Net Income
         Depreciation and amortization                 21,195        19,414
         Deferred income taxes and
           investment tax credits                       2,021        (1,481)
         Utility plant development costs                   58        14,905
         Inventory reserve                               --           1,103
     Changes in Assets and Liabilities
         Accounts receivable                           (8,818)        7,508
         Accounts payable                               7,605         6,179
         Accrued taxes                                 (4,702)       (2,429)
         Fuel recovery                                 (6,055)       (7,589)
     Other                                             (5,065)       (3,267)
                                                     --------      --------
                                                       14,105        35,178
                                                     --------      --------

INVESTING ACTIVITIES
     Construction expenditures                        (13,495)      (16,722)
     Other                                               (785)         (868)
                                                     --------      --------
                                                      (14,280)      (17,590)
                                                     --------      --------

FINANCING ACTIVITIES
     Redemption of preferred stock                     (2,624)         --
     Change in advances from affiliates                10,928        (7,403)
     Payment of dividends                              (8,132)      (10,066)
     Other                                               --             (27)
                                                     --------      --------
                                                          172       (17,496)
                                                     --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                    (3)           92
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          664           717
                                                     --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $661          $809
                                                     ========      ========

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized           $10,534       $10,470
                                                     ========      ========
     Income taxes paid                                 $2,931        $1,220
                                                     ========      ========













                 The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

WEST TEXAS UTILITIES COMPANY
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED JUNE 30, 1997 AND 1996

         Net income for common stock increased to $7.2 million during the second quarter of 1997 from a net loss of $1.0 million in the second quarter of 1996. The increase resulted primarily from a one-time charge in 1996 associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $10.9 million, net of tax, and the gain on reacquisition of preferred stock of $1.2 million recognized in 1997.

         Electric operating revenues decreased approximately $10.4 million, or 10%, in the second quarter of 1997 compared to the second quarter of 1996 due to several factors, including a $10.1 million decrease in fuel revenues because of lower fuel costs, which are discussed below. The remaining decrease resulted from lower non-fuel revenues due to a 6% decrease in retail MWH sales resulting from mild weather. Partially offsetting the decrease in electric operating revenues was an increase of approximately $5.2 million in transmission revenues as a result of the implementation of open access tariffs in accordance with FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing, the effect of which was almost entirely offset by a corresponding increase in transmission expense.

         Fuel expense decreased $8.8 million, or 25%, for the second quarter of 1997 compared to the second quarter of 1996 due primarily to a 13% decrease in generation, resulting primarily from decreased natural gas generation because of its relative higher cost per MMbtu. Also contributing to the decrease was a decrease in average unit fuel costs from $2.04 per MMbtu in 1996 to $1.78 per MMbtu in 1997 resulting from lower-priced spot market coal.

         Other operating expenses increased approximately $4.1 million, or 23%, during the second quarter of 1997 compared to the second quarter of 1996. The increase was primarily due to a $4.9 million increase in transmission expenses as a result of the implementation of open access tariffs in accordance with FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing, the effect of which was more than offset by a corresponding increase in transmission revenue. Partially offsetting the increase in other operating expenses was a decrease in employee-related expenses. Income taxes decreased $2.0 million, or 43%, in the second quarter of 1997 as compared to the same period a year ago due primarily to lower taxable income.

         Other income and deductions increased by $11.0 million during the second quarter of 1997 compared with the second quarter of 1996 as a result of a one-time charge incurred in 1996 associated with certain investments for plant sites, engineering studies and lignite reserves of appropriately $10.9 million, net of tax.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         For the first six months of 1997, net income for common stock increased to $9.0 million from $0.7 million in the first six months of 1996. The increase resulted primarily from a one-time charge incurred in 1996 associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $10.9 million, net of tax, and the gain on reacquisition of preferred stock of $1.2 million recognized in 1997.

         Electric operating revenues increased approximately $1.5 million in the first six months of 1997 compared to the first six months of 1996. The increase was due primarily to $9.0 million in transmission revenues as a result of the implementation of open access tariffs in accordance with FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing, the effect of which was almost entirely offset by a corresponding increase in transmission expense. The increase was offset primarily by a $4.0 million decrease in fuel revenues resulting from lower fuel costs as discussed below. Also contributing to the decease was a 3% decrease in retail MWH sales resulting from decreased sales due to adverse weather conditions.

         Fuel expense decreased $7.9 million, or 12%, for the first six months of 1997 compared to the first six months of 1996 due primarily to lower fuel costs, resulting from lower-priced spot market coal and an 11% decrease in natural gas generation resulting from relative higher costs per MMbtu. Partially offsetting the decrease were the increased purchases of higher-priced spot market natural gas. Purchased power expenses increased approximately $5.9 million during the first six months of 1997 as compared to the first six months of 1996, primarily as a result of additional economy purchases at a higher cost per MWH.

         Other operating expenses increased approximately $8.4 million during the first six months of 1997 compared to the first six months of 1996 due primarily to an $8.2 million increase in transmission expenses as a result of the implementation of open access tariffs in accordance with FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing, the effect of which was more than offset by a corresponding increase in transmission revenue. Partially offsetting the increase in other operating expenses was a decrease in pension expense. Income taxes decreased $1.7 million in the first six months of 1997 compared to the same period a year ago due primarily to lower taxable income in 1997.

         Other income and deductions increased $10.8 million during the first six months of 1997 compared with the first six months of 1996 as a result of a one-time charge incurred in 1996 associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $10.9 million, net of tax.

INDEX TO APPLICABLE NOTES TO FINANCIAL STATEMENTS
BY REGISTRANT





NOTE 1.       PRINCIPLES OF PREPARATION               CSW, CPL, PSO, SWEPCO, WTU

NOTE 2.       LITIGATION AND REGULATORY               CSW, CPL, PSO, SWEPCO, WTU
              PROCEEDINGS

NOTE 3.       COMMITMENTS AND CONTINGENT
              LIABILITIES                             CSW, CPL, PSO, SWEPCO, WTU

NOTE 4.       COMMON STOCK AND DIVIDENDS              CSW, CPL, PSO, SWEPCO, WTU

NOTE 5.       INCOME TAXES                            CSW, CPL, PSO, SWEPCO, WTU

NOTE 6.       CPL RATE REVIEW - DOCKET                CSW, CPL
              NO. 14965

NOTE 7.       LONG TERM FINANCING                     CSW, CPL, PSO, SWEPCO, WTU

NOTE 8.       PENSION PLAN AMENDMENT                  CSW, CPL, PSO, SWEPCO, WTU

NOTE 9.       DISCONTINUED OPERATIONS                 CSW

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.  PRINCIPLES OF PREPARATION

         The condensed financial statements of the Registrants included herein have been prepared by each Registrant pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1996 and the Registrants' Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

         The unaudited financial information furnished herewith reflects all adjustments which are, in the opinion of management of such Registrant, necessary for a fair statement of the results of operations for the interim periods. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

         The financial statements of SEEBOARD and its related entities have been translated from British pounds to U.S. dollars in accordance with SFAS No. 52. SFAS No. 52 requires the translation of income statement items at average rates and balance sheet accounts at current rates. All resulting translation adjustments are recorded directly to Foreign Currency Translation Adjustment on CSW's consolidated balance sheets.

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

         Settlement of Litigation Related to Termination of El Paso Merger
         In May 1993, CSW entered into a merger agreement pursuant to which El Paso would have emerged from bankruptcy as a wholly owned subsidiary of CSW. In June 1995, following CSW's notification that it was terminating the Merger Agreement, El Paso filed suit against CSW seeking a $25 million termination fee from CSW, unspecified damages for various contract and tort claims, punitive damages, interest as permitted by law and certain other costs. Subsequently, CSW filed suit against El Paso seeking a $25 million termination fee from El Paso due to El Paso's breach of the Merger Agreement, at least $3.6 million in rate case expenses incurred by CSW on behalf of El Paso related to state regulatory merger proceedings and a declaratory judgment that CSW properly terminated the Merger Agreement. In June 1996, CSW filed an amended complaint seeking a first priority administrative expense claim of $50 million from El Paso based upon El Paso's alleged breach of the Merger Agreement.

         The United States Bankruptcy Court for the Western District of Texas, Austin Division, consolidated the El Paso suit and the CSW suit into one adversary proceeding, the trial of which was completed on January 30, 1997. On April 11, 1997, the court issued an interim order in which it ruled that CSW owed El Paso the $25 million termination fee pursuant to the terms of the Merger Agreement. The court reserved judgment on CSW's liability for interim interest on the termination fee which El Paso alleged to total $18 million.

         In July 1997, CSW and El Paso reached a settlement agreement that resolved all of the pending litigation resulting from the termination of the proposed merger. Under the terms of the settlement, CSW and El Paso agreed to dismiss all pending claims in the litigation and give a mutual release from any potential claims related to the Merger Agreement or the pending litigation, and CSW paid $35 million to El Paso, various of its creditor groups under its plan of reorganization and its attorneys.

         As previously reported, CSW recorded a charge of $25 million in the first quarter of 1997 following the court's interim order. As a result of the settlement with El Paso, CSW recorded an additional charge of $10 million in the second quarter of 1997 to fully recognize the $35 million settlement amount. The interim order of the bankruptcy court was vacated.

         PSO Regulatory Matters
         As previously reported, in July 1996, the OCC Staff filed an application seeking a review of PSO's earnings and rate structure. In accordance with the established schedule, PSO filed financial information with the OCC Staff on November 1, 1996, and cost of service and rate design testimony on January 10, 1997, supporting current rates assuming an increase in future depreciation expense. The OCC Staff and intervenors filed their revenue requirements testimony on July 17, 1997. The OCC Staff recommended to the Oklahoma Commission that PSO decrease its rates by $76.8 million annually, but included a fuel cost-based performance incentive that would allow PSO the opportunity to achieve an additional $15 million in annual revenues. The OCC Staff's revenue requirement calculations include an overall rate of return of 9.308% including a return on equity of 11.0%. Other parties to PSO's rate review have filed testimony with the Oklahoma Commission which recommend rates that are comparable to the OCC Staff's recommendation. A hearing on the merits of the review is scheduled to begin on September 24, 1997.

         On January 14, 1997, the Oklahoma Commission approved a joint settlement which provides that all bills rendered to PSO's customers beginning with PSO's June 1997 billing cycle shall be considered interim rates subject to refund in the event the permanent final order grants less than the current revenue produced by the existing rates. The OCC Staff's recommended rate reduction and PSO's preliminary analysis of the estimated earnings impact that would result therefrom is detailed and reconciled with PSO's existing rate level as follows (annualized effect, in millions).

OCC Staff recommended denial of PSO's requested
 depreciation increase (1)                                        $   (27.5)
Additional OCC Staff depreciation decrease                            (18.7)
Working capital (accounts receivable factoring)                        (3.3)
Construction work in progress                                          (2.8)
Recovery of Inola Plant costs                                          (6.3)
Marketing and advertising expense                                      (7.4)
Payroll and benefits reduction                                         (8.2)
Other                                                                  (2.6)
                                                                   -----------
     OCC Staff recommended rate decrease                              (76.8)
Decrease current depreciation expense                                  18.7
Storm cost recovery (2)                                                 1.2
Recovery of deferred customer incentive costs (2)                       0.5
Rate case expenses                                                     (0.2)
Income taxes                                                           22.2
                                                                   -----------
     Estimated impact on net income                               $   (34.4)
                                                                   ===========

(1) OCC Staff exhibits reflect this decrease as a denial of PSO's requested depreciation increase. However, since PSO has not recorded the depreciation increase on its books, this item is effectively a reduction in PSO's allowed return.
(2) If the OCC Staff recommendation is accepted, an additional one-time after-tax write off of the unamortized balance of these costs, totaling $6.4 million, would be required. Consequently, there would be no ongoing amortization of these costs.

         The OCC Staff's recommended rate reduction includes the effect of its recommendation of a rate base decrease of $109 million for PSO from $997 million to $888 million as shown below.

PSO's current rate base                                        $   997.0
Construction work in progress                                      (21.1)
Recovery of Inola Plant costs                                      (27.6)
Capitalized marketing incentives                                    (7.2)
Working capital (accounts receivable factoring)                    (25.0)
Capitalized expenditures                                            (6.6)
Pension funding level                                               (7.8)
Other                                                              (13.7)
                                                             ============
    OCC Staff recommended rate base                            $   888.0
                                                             ============

         A final order of the Oklahoma Commission is expected in late 1997. Management cannot predict the ultimate outcome of PSO's rate review. However, if PSO ultimately is unsuccessful in reaffirming adequate rates, PSO could experience a material adverse effect on its consolidated results of operations and financial condition, and CSW could experience a material adverse effect on its results of operations but not on its financial condition.

         The foregoing discussion of PSO Regulatory Matters constitutes forward looking information. Actual results may differ materially from such projected information.

         CPL Fuel Proceeding
         As previously reported, CPL filed with the Texas Commission an Application for Authority to Implement an increase in fuel factors of $34.4 million, or 15.4%, on an annual basis. In addition, CPL proposed to implement a fuel surcharge of $23.4 million, including accumulated interest, over a twelve month period. On February 10, 1997, CPL filed a stipulation with the Texas

Commission which would surcharge customers the $23.4 million and would coordinate the surcharge with any refund in CPL's current rate case as described in NOTE 6. CPL RATE REVIEW - DOCKET NO. 14965. In the Stipulation, CPL's fuel factors were increased approximately $29.4 million, or 13.2%, on an annual basis. The Texas Commission's interim approval of the stipulated fuel factors permitted a March 1997 implementation of the fuel factors. The CPL 1997 Rate Order confirmed the stipulated fuel factors.

         SWEPCO Fuel Proceeding
         In April 1997, SWEPCO filed with the Texas Commission an application concerning fuel cost under-recoveries and a possible fuel surcharge which included a motion to either abate the requested interim surcharge and consolidate the surcharge with a filed fuel reconciliation as discussed below, or alternatively, implement an interim surcharge in the months of July 1997 through June 1998. The Office of Policy Development, on behalf of the Texas Commission, approved such consolidation. In addition, the Texas Commission has waived the requirement that SWEPCO file biannual surcharge requests through the pendency of this proceeding, and has deferred the implementation of any surcharge and interest until after final disposition.

         In May 1997, SWEPCO filed with the Texas Commission an application to reconcile fuel costs and implement a 12 month surcharge of fuel cost under-recoveries. Because of the uncertainty as to when a surcharge may commence, SWEPCO did not establish a proposed surcharge period or a total surcharge amount which would reflect interest through the entire surcharge period in its filing. In its filing, SWEPCO indicated that it had an under-recovered Texas jurisdictional fuel cost balance of approximately $16.8 million, including interest, through December 1996. Included in the $16.8 million balance are fuel related litigation expenses of $5.0 million and an interest return of $2.0 million on the unamortized balance of a fuel contract termination payment.

         SWEPCO Burlington Northern Transportation Contract
         In January 1995, a state district court in Bowie County, Texas entered judgment in favor of SWEPCO against Burlington Northern in a lawsuit regarding rates charged under two rail transportation contracts for delivery of coal to SWEPCO's Welsh and Flint Creek power stations. The court awarded SWEPCO approximately $72 million that would inure to the benefit of customers, if collected, representing damages for the period from April 27, 1989 through September 26, 1994, as well as post-judgment interest and attorneys' fees and granted certain declaratory relief requested by SWEPCO. Burlington Northern appealed the state district court's judgment to the Texarkana, Texas Court of Appeals and, in April 1996, that court reversed the judgment of the state district court. In October 1996, SWEPCO filed an application with the Supreme Court of Texas to grant a writ of error to review and reverse the judgment of the Texarkana, Texas Court of Appeals. In June 1997, the Supreme Court of Texas granted SWEPCO's application for writ of error. Oral argument is scheduled for October 1997.

         WTU Fuel Proceeding
         As previously reported, in February 1997, WTU filed with the Texas Commission an Application for Authority to Implement an increase in fuel factors of $4.2 million, or 4.2%, on an annual basis. Additionally, WTU proposed to implement a fuel surcharge of $13.3 million, including accumulated interest, over a twelve month period to collect its under-recovered fuel costs. WTU requested authority to implement the revised fuel factors with its May 1997 billings and to commence the surcharge with its June 1997 billings.

         On April 14, 1997, an agreement in principle was reached among the parties to settle this docket. Under the proposed settlement, WTU agreed not to increase the fuel factors. Also, the $13.3 million surcharge will be implemented over the period June 1997 through February 1999. The Texas Commission approved this stipulation in May 1997.


3.  COMMITMENTS AND CONTINGENT LIABILITIES

         CPL Deferred Accounting
         By orders issued in 1989 and 1990, the Texas Commission authorized CPL to defer certain STP Unit 1 and Unit 2 costs incurred between the commercial operation dates of those units and the effective date of rates reflecting the operation of those units. Upon appeal of the 1989 CPL order, and a related order involving another utility, the Supreme Court of Texas in 1994 sustained deferred accounting as an appropriate mechanism for the Texas Commission to use in preserving the financial integrity of CPL, but remanded CPL's case to the Court of Appeals to consider certain substantial evidence points of error not previously decided by the Court of Appeals. On August 16, 1995, the Court of Appeals rendered its opinion in the remand proceeding and affirmed the Texas Commission's order in all respects.

         By orders issued in October 1990 and December 1990, the Texas Commission quantified the STP Unit 1 and Unit 2 deferred accounting costs and authorized the inclusion of the amortization of the costs and associated return in CPL's retail rates. These Texas Commission orders were appealed to the Travis County District Court, where the appeals are still pending. Language in the opinion of the Supreme Court of Texas on the appeal of the deferred accounting authorization case suggests that the appropriateness of including deferred accounting costs in rates charged to customers is dependent on a finding, in the first case in which the deferred STP costs are to be recovered through rates, that the deferral was actually necessary to preserve the utility's financial integrity. If, in the appeals of the October 1990 and December 1990 rate orders, the courts decide that subsequent review under the financial integrity standard is required and was not made in those orders, then such rate orders would be remanded to the Texas Commission for the purpose of entering findings applying the financial integrity standard. Pending the ultimate resolution of CPL's deferred accounting issues, CPL is unable to predict how its deferred accounting orders will ultimately be resolved by the Texas Commission.

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

         The foregoing discussion of CPL Deferred Accounting constitutes forward looking information. Actual results may differ materially from such projected information.


         CPL Nuclear Insurance
         In connection with the licensing and operation of STP, the owners have purchased nuclear property and liability insurance coverage as required by law, and have executed indemnification agreements with the Nuclear Regulatory Commission in accordance with the financial protection requirements of the Price-Anderson Act. The Price-Anderson Act, a comprehensive statutory arrangement providing limitations on nuclear liability and governmental indemnities, is in effect until August 1, 2002. The limit of liability under the Price-Anderson Act for licensees of nuclear power plants is $8.92 billion per incident, effective as of December 1996. The owners of STP are insured for their share of this liability through a combination of private insurance amounting to $200 million and a mandatory industry-wide program for self-insurance totaling $8.72 billion. The maximum amount that each licensee may be assessed under the industry-wide program of self-insurance following a nuclear incident at an insured facility is $75.5 million per reactor, which may be adjusted for inflation, plus a five percent charge for legal expenses, but not more than $10 million per reactor for each nuclear incident in any one year. CPL and each of the other STP owners are subject to such assessments, which CPL and the other owners have agreed will be allocated on the basis of their respective ownership interests in STP. For purposes of these assessments, STP has two licensed reactors.

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

         CPL purchased, for its own account, a NEIL I Business Interruption and/or Extra Expense policy. This insurance will reimburse CPL for extra expenses incurred for replacement generation or purchased power as a result of a covered accident that shuts down production at one or both of the STP Units for more than 21 consecutive weeks. In the event of an outage of STP Units 1 and 2 and the outage is the result of the same accident, such insurance will reimburse CPL up to 80% of the single unit recovery. The maximum amount recoverable for a single unit outage is $118.6 million for both Units 1 and 2. CPL is subject to an additional assessment of up to $1.9 million for the current policy year in the event insured losses at a nuclear facility covered under the NEIL I policy exceeds the accumulated funds available under the policy. For further information relating to litigation associated with CPL nuclear insurance claims, reference is made to PART II-ITEM 1.

         SWEPCO Biloxi, Mississippi Manufactured Gas Plant Site
         As previously reported, SWEPCO was notified by Mississippi Power in 1994 that it may be a PRP at a MGP site in Biloxi, Mississippi, which was formerly owned and operated by a predecessor of SWEPCO. Since then, SWEPCO has worked with Mississippi Power on both the investigation of the extent of contamination on the site as well as on the subsequent sampling of the site. The sampling results indicated contamination at the property as well as the possibility of contamination of an adjacent property. A risk assessment was submitted to the MDEQ, and MDEQ requested that a future residential exposure scenario be evaluated for comparison with commercial and industrial exposure scenarios. However, Mississippi Power and SWEPCO do not believe that cleanup to a residential scenario is appropriate since this site has been industrial/commercial for more than 100 years, and Mississippi Power plans to continue this type of usage. Mississippi Power and SWEPCO also presented a report to the MDEQ demonstrating that the ground water on the site was not potable, further demonstrating that cleanup to residential standards is not necessary.

         The MDEQ has not agreed to a non-residential future land use scenario and has requested further testing. Following the additional testing and resolution of whether cleanup is necessary to meet a residential usage scenario or if cleanup to a commercial/industrial scenario is appropriate, a feasibility study will be conducted to more definitively evaluate remedial strategies for the property. The feasibility study process will require public input prior to a final decision being made.

         A final range of cleanup costs has not been determined, but based on preliminary estimates, SWEPCO has incurred to date approximately $200,000 for its portion of the cleanup of this site and anticipates that an additional $2 million may be required. Accordingly, SWEPCO has accrued $2 million for the cleanup of the site.

         SWEPCO Voda Petroleum Superfund Site
         As previously reported, in April 1996, SWEPCO received correspondence from the EPA notifying SWEPCO that it is a PRP to a cleanup action planned for the Voda Petroleum Superfund Site located in Clarksville, Texas. SWEPCO is conducting a records review to compile documentation relating to SWEPCO's past use of the Voda Petroleum site. The proposed cleanup of the site is estimated by the EPA to cost approximately $2 million and to take approximately twelve months to complete. An option for over 30 PRPs to conduct the cleanup in lieu of EPA conducting the cleanup is under consideration. Any SWEPCO liability associated with this project is not expected to have a material adverse effect on its results of operations or financial condition.

         SWEPCO Henry W. Pirkey Power Plant
         In connection with the South Hallsville lignite mining contract for its Henry W. Pirkey Power Plant, SWEPCO has agreed, under certain conditions, to assume the obligations of the mining contractor. As of June 30, 1997, the maximum amount SWEPCO would have to assume was $61.8 million. The maximum amount may vary as the mining contractor's need for funds fluctuates. The contractor's actual obligation outstanding as of June 30, 1997 was $52.5 million.

         SWEPCO South Hallsville Lignite Mine
         As part of the process to receive renewal of a Texas Railroad Commission permit for lignite mining at the South Hallsville lignite mine and expansion into the Marshall South Lignite Project area, SWEPCO has agreed to provide guarantees of mine reclamation in the amount of $85 million. Since SWEPCO uses self-bonding, the guarantee provides for SWEPCO to commit to use its resources to complete the reclamation in the event the work is not completed by the third party miner. The current cost to reclaim the mine is estimated to be approximately $36 million.

         United Kingdom Windfall Profits Tax
         As  previously  reported,  in the general  election  held in the United
Kingdom on May 1, 1997, the Labour Party won control of the government with a considerable majority. Prior to the general election, the Labour Party had announced that, if elected, it would impose a windfall profits tax on certain industries in the United Kingdom, including the privatized utilities, to fund a variety of social improvement programs. On July 2, 1997, the one-time windfall profits tax was introduced in the Labour Party's budget by Chancellor Gordon Brown. It is anticipated that legislation enacting the tax will be passed during the second half of 1997.

         CSW is currently analyzing the impact of the tax on its SEEBOARD subsidiary. Based upon its initial analysis of the proposed tax, CSW estimates the impact to be a one-time charge against net income for common stock of approximately (pound)110 million, approximately $180 million when converted at the current prevailing exchange rates. The tax itself is computed based on an imputed increase in value of SEEBOARD since it was privatized in 1990 by the United Kingdom government. The actual amount of the tax when converted to dollars would depend upon the exchange rates in effect at the time the tax is accrued. The timing of the actual charge against CSW's net income for common stock has not been determined at this time, but CSW anticipates that the tax will be accrued in the period in which the tax is enacted. The proposed tax is expected to be payable in two equal installments, with the first due by December 1, 1997 and the second due by December 1, 1998. SEEBOARD is currently evaluating alternatives for financing the tax payments. There can be no assurance that any windfall profits tax will be ultimately enacted or that, if enacted, it will be the same or substantially similar to that proposed by Chancellor Brown. If enacted in the form proposed, the tax would have a material adverse effect on CSW's results of operations.

         The foregoing discussion of United Kingdom Windfall Profits Tax constitutes forward looking information. Actual results may differ materially from such projected information.


4.  COMMON STOCK AND DIVIDENDS

         CSW's earnings per share of common stock are computed by dividing net income for common stock by the average number of common shares outstanding for the respective periods. CSW's dividends per common share reflect per share amounts paid during the periods. See MD&A - LIQUIDITY AND CAPITAL RESOURCES - Capital Structure for information related to changes in CSW's common stock plans.

         The U.S. Electric Operating Companies' mortgage indentures, as amended and supplemented, contain certain restrictions on the use of their retained earnings for cash dividends on their common stock. These restrictions do not currently limit the ability of CSW to pay dividends to its shareholders. At June 30, 1997, approximately $1.8 billion of the subsidiary companies' retained earnings were available for payment of cash dividends by such subsidiaries to CSW. The amounts attributable to the U.S. Electric Operating Companies were as follows.

CPL - $766 million PSO - $155 million  SWEPCO - $335 million  WTU - $124 million


5.  INCOME TAXES

         The following tables provide a reconciliation of the differences between total income tax expense (income taxes included in Operating Expenses and Taxes as well as Other Income and Deductions) at the federal statutory tax rate and the effective tax rate for the Registrants.

                            CSW         CPL        PSO        SWEPCO       WTU
                            ----------------------------------------------------
                            (millions)                 (thousands)
                            ----------------------------------------------------
Quarter Ended June 30, 1997
Income before taxes
attributable to:
   Domestic operations      $102
   Foreign operations         13
                            -----
Income before taxes         $115     $60,499      $20,079     $36,702    $8,821

Tax at U.S. statutory rate   $40     $21,175       $7,028     $12,846    $3,087
Differences
  Amortization of ITC         (4)     (1,447)        (696)     (1,166)     (330)
  Non-deductible goodwill
    amortization               3          --           --          --        --
  Prior period adjustments     1          --           --         150
  Other                       --       2,606          427      (1,527)       59
                            ----------------------------------------------------
Tax expense                   $40    $22,334       $6,759     $10,303    $2,816
                            ----------------------------------------------------

Effective tax rate             35%        37%          34%         28%       32%

                             CSW         CPL          PSO      SWEPCO       WTU
                            ----------------------------------------------------
                            (millions)                 (thousands)
                            ----------------------------------------------------
Quarter Ended June 30, 1996
Income before taxes
attributable to:
   Domestic operations       $200
   Foreign operations          46
                            -----
Income before taxes          $246    $61,242     $(23,903)     $9,658     $(111)

Tax at U.S. statutory rate    $86    $21,435      $(8,366)     $3,380      $(39)
 Differences
   Amortization of ITC         (4)    (1,447)        (696)     (1,182)     (330)
   Non-deductible goodwill
     amortization               3         --           --          --        --
   State Income Taxes from the
     Sale of Transok            7         --           --          --        --
   Permanent differences
     related to a one-time
     charge                     9      1,390        4,382      2,330        977
     Prior period adjustments   4      3,198          549        269        143
   Other                        8      1,859       (1,661)      (506)        57
                             ---------------------------------------------------
 Tax expense                 $113    $26,435      $(5,792)    $4,291       $808
                             ---------------------------------------------------

 Effective tax rate            46%        43%         24%        45%        727%


Six Months Ended June 30, 1997
 Income before taxes
 attributable to:
   Domestic operations        $95
   Foreign operations          58
                             -----
Income before taxes          $153    $53,135     $30,401     $55,589    $10,978

Tax at U.S. statutory rate    $54    $18,597     $10,640     $19,456     $3,842
Differences
  Amortization of ITC          (7)    (2,895)     (1,392)     (2,331)      (661)
  Non-deductible goodwill
    amortization                6         --          --          --         --
  Prior period adjustments     (2)    (1,720)       (261)        (48)      (124)
  Other                        (3)     4,196         256      (1,413)        54
                              --------------------------------------------------
Tax expense                   $48    $18,178      $9,243     $15,664     $3,111
                              --------------------------------------------------

Effective tax rate             31%        34%         30%         28%        28%


Six Months Ended June 30, 1996
 Income before taxes
 attributable to:
   Domestic operations        $252
   Foreign operations           72
                             -----
Income before taxes           $324   $86,695     $(16,746)   $28,291     $1,616

Tax at U.S. statutory rate    $113   $30,343      $(5,861     $9,902       $566
 Differences
   Amortization of ITC          (7)   (2,895)      (1,392)    (2,365)      (661)
   Non-deductible goodwill
     amortization                6        --           --         --         --
   State Income Taxes from the
     Sale of Transok             7        --           --         --         --
   Permanent differences related
     to a one-time charge        9     1,390        4,382      2,330        977
   Prior period adjustments      4     3,198          549        269        143
   Other                         4     3,233       (1,899)    (1,962)      (244)
                             -----  ----------- ------------ ----------- -------
 Tax expense                  $136   $35,269      $(4,221)    $8,174       $781
                            ------  ----------- ------------ ----------- -------

 Effective tax rate             42%       41%          25%        29%        48%

6.  CPL RATE REVIEW - DOCKET NO. 14965

         Overview
         As  previously  reported,  in November  1995,  CPL filed with the Texas
Commission a request to increase its retail base rates $71 million. In a preliminary order issued December 21, 1995, the Texas Commission expanded the scope of the rate review proceeding to address certain competitive issues facing the electric utility industry including estimates of CPL's potential stranded costs based upon various possible structures of the electric industry. In May 1996, CPL placed a $70 million base rate increase into effect under bond. The bonded rates are subject to refund based on the final order of the Texas Commission. On July 17, 1997, CPL restored its rates, with two exceptions, to levels existing prior to the implementation of bonded rates. For additional information, see Implementation of New Rates.

         CPL 1997 Rate Order
         On March 31, 1997, the Texas Commission issued the CPL 1997 Rate Order in CPL's Rate Review Docket No. 14965. The CPL 1997 Rate Order lowers the annual base rates of CPL by approximately $27 million, or approximately 3.5%, in 1997, from CPL's existing rate level prior to CPL's May 1996 implementation of bonded rates. The Texas Commission also introduced a glide path rate reduction methodology whereby CPL's rates will be reduced by an additional $16 million in mid-1998 and another $16 million in mid-1999. The preliminary estimated financial impact of the order is described in Estimated Financial Impact of CPL 1997 Rate Order.

         There are numerous contributing factors to the difference between the $71 million retail base rate increase originally requested by CPL and the $27 million retail base rate reduction included in the CPL 1997 Rate Order. The CPL 1997 Rate Order decreased CPL's requested return on equity of 12.25% on its retail rate base to a 10.9% return on equity for all non-ECOM invested capital, which results in an approximate $30 million decrease in CPL's rate request. The CPL 1997 Rate Order provides for the disallowance of approximately $21 million of affiliate transactions. In addition, the CPL 1997 Rate Order denied CPL's request to use straight line amortization for CPL's deferred accounting costs. Instead, the CPL 1997 Rate Order requires CPL to continue to use the mortgage amortization method to amortize its deferred accounting costs, resulting in a reduction of $14 million from CPL's rate request. The CPL 1997 Rate Order also decreases other depreciation and amortization by $21 million from CPL's rate request.

         Another major provision of the CPL 1997 Rate Order was the Texas Commission's categorization of approximately $859 million, or 32%, of CPL's investment in STP, including Mirror CWIP and deferred accounting, as ECOM. The term ECOM has been used to refer to the amount of costs that potentially would become "stranded" if retail competition were mandated and prices were set in the market, rather than the price being determined by current regulatory standards of reasonable and necessary cost of providing service. The CPL 1997 Rate Order reduced CPL's return on the ECOM portion of CPL's investment in STP to 7.96%, compared to the 10.9% return on common equity approved for all other invested capital, resulting in a $17.6 million decrease in CPL's rate request. At the same time, the CPL 1997 Rate Order accelerated the recovery of the $859 million designated as ECOM to 20 years from the remaining 32-year life of STP, resulting in a $16.8 million increase in CPL's rate request. CPL has a 25.2% ownership interest in STP.

         Based upon management's preliminary evaluation of the CPL 1997 Rate Order, management believes there is a possibility that certain consistency provisions (otherwise referred to as normalization rules) of the Internal Revenue Code may have been violated by the order. If the IRS determines that a normalization violation has occurred and no changes to the CPL 1997 Rate Order are made to remedy the violation, the IRS could disallow certain significant accelerated tax deductions and investment tax credits previously taken by CPL, which would have a material adverse effect on the financial condition of CSW and CPL.

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

         CPL requested that the Texas Commission revise the CPL 1997 Rate Order on other issues including tax normalization, post-test year adjustments, deferred accounting and depreciation. In addition, motions for rehearing were filed by eight other parties including the General Counsel of the Texas Commission, certain cities in CPL's service territory that filed as intervenors in CPL's rate case and the Office of Public Utility Counsel.

         On June 20, 1997, the Texas Commission, in response to the motions for rehearing filed by CPL and the other parties, modified the CPL 1997 Rate Order. The modifications would result in a rate reduction of $24 million on an annual basis as compared with the $27 million reduction in the CPL 1997 Rate Order. The Texas Commission also decided to rehear some issues, including $21.5 million of affiliate expenses originally disallowed in the CPL 1997 Rate Order and the tax normalization issues. The June 20, 1997 modifications also reduced the Texas Commission's amount of ECOM from $859 million to $800 million and increased the level of recovery for costs associated with the decommissioning of STP. However, the Texas Commission upheld its prior decision on the glide path rate reductions for 1998 and 1999 as well as the use of the lower return on equity for the portion of STP designated as ECOM.

         On August 6, 1997, the administrative law judge reviewing the rehearing issues issued a proposal for decision and proposed order that recommended the recovery by CPL of a significant portion, approximately $19 million, of the affiliate expenses the Texas Commission originally disallowed in the CPL 1997 Rate Order. The original disallowance was based on the Texas Commission's decision that CPL had not provided adequate information during the discovery process to justify recovery of the expenses. In his proposal for decision and proposed order, the administrative law judge ruled instead that CPL had provided adequate information to justify the recovery of the expenses. However, the Texas Commission is not bound to follow the administrative law judge's recommendation.

         Also as part of the remand process, CPL has entered into an agreement on two of the potential tax normalization violations whereby the parties agree that corrections should be made to the CPL 1997 Rate Order for these issues. CPL has entered into an agreement on the third potential tax normalization violation whereby the issue would be withheld from rates until CPL obtains a ruling from the IRS. Should the IRS determine that it is not in violation of the normalization rules, revenues related to this issue would be refunded. The Texas Commission has not yet approved the settlement agreements but is expected to rule on these issues in its new final order.

         The Texas Commission will consider all the issues remanded for rehearing during the latter part of August 1997 and a new final order is expect by the end of August 1997. Regardless of the resolution of the remaining issues, CPL will likely appeal the new final order to the Texas State District Court after the rehearing process is concluded.

         The foregoing discussion of CPL 1997 Rate Order constitutes forward looking information. Actual results may differ materially from such projected information.

         Rate Case Expense Phase
         The CPL 1997 Rate Order established a separate docket, Docket No. 17280, to consider the recoverability of $20 million of rate case expenses incurred in the current rate case and in two prior dockets. CPL reached a settlement with all parties to resolve Docket No. 17280. The settlement resulted in CPL's agreement to recover $14 million out of the total $20 million of rate case expenses originally requested. Approximately $8 million of the rate case expenses will be recovered as an offset to the refund in the rate case, and the remaining $6 million of expenses will be surcharged to customers over three years. CPL expensed the $6 million in foregone rate case expenses during the first quarter of 1997.

         Estimated Financial Impact of CPL 1997 Rate Order
         If ultimately upheld after rehearing and any appeals, management expects the CPL 1997 Rate Order to have a material adverse impact on CSW's and CPL's results of operations for the next several years as compared to what they otherwise would have been, beginning with an estimated reduction of 1997 earnings by approximately $53.5 million and reductions in succeeding years due to the effects of applying the glide path methodology in 1998 and 1999. The table below details management's most recent estimate of the financial impact of the CPL 1997 Rate Order. The estimated reduction in 1997 earnings includes the annualized impact of the CPL 1997 Rate Order (including the Texas Commission's June 20, 1997 modifications) on 1997, the recognition of the retroactive impact of the CPL 1997 Rate Order on 1996 results of operations from the implementation of bonded rates in May 1996, subject to refund, and also the effects of the settlement in Docket No. 17280 described in Rate Case Expense Phase.

                                             1997     1998     1999
                                            ------   ------   ------
                                                    (millions)

Decrease in revenue                         $(26.0)  $(36.4)  $(52.1)

Items included in decrease in revenue
  with an offsetting effect on expense
    Accelerated recovery of STP (ECOM)       (40.0)   (40.0)   (40.0)
    Change in depreciation/amortization       25.4     25.4     25.4
    Decommissioning                           (4.3)    (4.3)    (4.3)
    Other                                     (4.3)    (2.6)    (2.6)
                                             -----    -----    -----
                                             (23.2)   (21.5)   (21.5)

                                             -----    -----    -----
Change in current year income before tax     (49.2)   (57.9)   (73.6)
Federal income taxes                          16.4     19.5     25.0
                                             -----    -----    -----
Current year impact on net income            (32.8)   (38.4)   (48.6)

1996 effect                                  (20.7)    --       --
                                             -----    -----    -----
Estimated impact on net income              $(53.5)  $(38.4)  $(48.6)
                                             -----    -----    -----

         Due to the uncertainty of the outcome of any rehearing or any appeals process, CSW and CPL are unable to predict how the final resolution of the issues raised in the CPL 1997 Rate Order will ultimately impact CSW's and CPL's results of operations and financial condition. In the event the CPL 1997 Rate Order is ultimately upheld after rehearing and any appeals, CSW and CPL would continue to experience a material adverse effect on their results of operations as compared to what they otherwise would have been.

         The foregoing discussion of Estimated Financial Impact of CPL 1997 Rate Order constitutes forward looking information. Actual results may differ materially from such projected information.

         Implementation of New Rates
         As previously stated, CPL implemented bonded rates subject to refund in May 1996. On July 17, 1997, CPL restored its rates, with two exceptions, to levels existing prior to the implementation of the bonded rates. The two exceptions are for industrial interruptible rates and customer service charges for which the Texas Commission has indicated it will approve the increases requested by CPL. Based upon the CPL 1997 Rate Order (and the modifications made by the Texas Commission on June 20, 1997), which is still subject to change resulting from CPL's and any other party's motions for rehearing, CPL's refund obligation through June 1997, including interest, is approximately $99 million. The ultimate amount subject to refund will depend upon the final rates ordered by the Texas Commission after any rehearing. Any such refunds, which will be coordinated with any fuel surcharge as described in NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS and will be applied to customers' bills over one or more months as ordered by the Texas Commission, are expected to be issued no earlier than February 1998.

         Accounting Policies
         CPL currently accounts for the economic effects of regulation in accordance with SFAS No. 71. Pursuant to the provisions of SFAS No. 71, CPL had recorded approximately $1.2 billion of regulatory related assets at December 31, 1996. The application of SFAS No. 71 is conditioned upon CPL's rates being set based on the cost of providing service. In the event management concludes that as a result of changes in regulation, legislation, the competitive environment, or other factors, including the CPL 1997 Rate Order, CPL no longer meets the criteria for following SFAS No. 71, a write-off of regulatory assets would be required. In addition, CPL would be required to determine any impairment to carrying costs of plant investments. If CPL no longer met the criteria for following SFAS No. 71 and a write-off of regulatory assets was required, CPL and CSW could experience, depending on the timing and amount of any write-off, a material adverse effect on their results of operations and financial condition.

         The foregoing discussion of Accounting Policies constitutes forward looking information. Actual results may differ materially from such projected information.


7.  LONG-TERM FINANCING

         The following trust preferred securities issued by the wholly-owned statutory business trusts of CPL, PSO and SWEPCO were outstanding at June 30, 1997. They are classified on the balance sheets as Subsidiary obligated, mandatorily redeemable, trust preferred securities.

                                               Amount      Description of Underlying
Business Trust      Security         Units   (millions)    Debentures of Registrant
------------------------------------------------------------------------------------------------
CPL Capital I     8.00% Series A   6,000,000     $150   CPL, $154.6 million, 8.00%, Series A
PSO Capital I     8.00% Series A   3,000,000       75   PSO, $77.3 million, 8.00%, Series A
SWEPCO Capital I  7.875% Series A  4,400,000      110   SWEPCO, $113.4 million, 7.875%, Series A
                                  ----------      ---
                                  13,400,000     $335
                                  ==========      ===

         Each of the business trusts will be treated as a subsidiary of its parent company. The only assets of the business trusts are the subordinated debentures issued by their parent company as specified above. In addition to the obligations under their subordinated debentures, each of the parent companies has also agreed to a security obligation which represents a full and unconditional guarantee of its capital trust's obligation. For additional information concerning these financing activities, see MD&A, Long-Term Financing.

         During the second quarter of 1997, each of the U.S. Electric Operating Companies reacquired a significant portion of its outstanding preferred stock. As a result of differences between the coupon rates on the reacquired securities and prevailing market rates, CSW realized an overall gain of approximately $10 million on the transactions. This gain is shown separately, as Gain on Reacquired Preferred Stock, on the statements of income. The following table shows the results of the tender offers, including the gain, for the reacquisitions of the U.S. Electric Operating Companies' preferred stock.

                                             Shares        Shares
                                           Reacquired    Remaining
                                          ------------- -------------
CPL
   Series 4.00%                               57,952        42,048
   Series 4.20%                               57,524        17,476
   Series 7.12%                              260,000            --
   Series 8.72%                              500,000            --
   Gain (thousands)                           $2,706

PSO
   Series 4.00%                               53,203        44,697
   Series 4.24%                               91,931         8,069
   Gain (thousands)                           $4,444

SWEPCO
   Series 4.28%                               52,614         7,386
   Series 4.65%                               23,092         1,908
   Series 5.00%                               37,228        37,772
   Series 6.95%                               41,990       298,010
   Gain (thousands)                           $2,180

WTU
   Series 4.40%                               36,306        23,694
   Gain (thousands)                           $1,183


8.  PENSION PLAN AMENDMENT

         CSW maintains a tax qualified, non-contributory defined benefit pension plan covering substantially all CSW employees in the United States. The CSW Board of Directors approved an amendment, effective July 1, 1997, which converts the existing pension plan into a cash balance pension plan. The purpose of the plan change is to continue to provide retirement income benefits which are competitive both within the utility industry as well as with other companies within the United States.

         As the plan sponsor, CSW will continue to reflect the costs of the pension plan according to the provisions of SFAS No. 87 and allocate such costs to each of the participating employers. As a result of the July 1, 1997 amendment, preliminary estimates indicate that CSW will realize a savings in 1997 of approximately $20 million in pension expense as compared to the previous pension plan and will realize significant ongoing reductions in operating and maintenance expense because of the change. The change to the pension plan was applied retroactively to the beginning of 1997, so these savings will be recognized evenly throughout 1997 with a portion being capitalized. The estimated amounts of savings attributable to the U.S. Electric Operating Companies for 1997 are as follows.

CPL - $5.0 million           PSO - $3.9 million          SWEPCO - $4.5 million
                             WTU - $2.7 million

9.  DISCONTINUED OPERATIONS

         On June 6, 1996, CSW sold Transok, an intrastate natural gas pipeline and gas marketing company that was previously a wholly owned subsidiary of CSW, to Tejas Gas Corporation. Accordingly, the results of operations for Transok have been reported as discontinued operations and no assets or liabilities related to Transok are contained in CSW's Consolidated Balance Sheets. Since Transok was sold in June 1996, CSW's results of operations do not reflect any earnings from Transok for either the three or six month periods ended June 30, 1997. Operating results of Transok that are included in CSW's Statements of Income for the three and six month periods ended June 30, 1996 are summarized in the following table (in millions, transactions with CSW affiliates have not been eliminated).

                                             Three Months     Six Months
                                                 Ended          Ended
                                             June 30, 1996  June 30, 1996
                                             -------------  -------------
                                                      (millions)
Total revenue                                    $107           $362
Operating income before income taxes                8             23
Earnings before income taxes                        6             18
Income taxes                                        2              6
                                                 ----           ----
Net income from discontinued operations            $4            $12
                                                 ----           ----

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1996 and the Registrants' Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1997. Reference is also made to each Registrant's unaudited Financial Statements and related Notes to Financial Statements included herein. The information included therein should be read in conjunction with, and is essential in understanding, the following discussion and analysis.


RESULTS OF OPERATIONS

         Reference is made to ITEM 1. FINANCIAL STATEMENTS for each of the Registrants' RESULTS OF OPERATIONS for the three and six month periods ended June 30, 1997.

         Factors Impacting CSW's 1997 Annual Earnings
         CSW expects its 1997 net income for common stock to be substantially lower than it has been in the past. Several factors discussed in this Form 10-Q or disclosed previously that have had or are expected to have a material adverse effect on CSW's 1997 results of operations. These items include the proposed windfall profits tax in the United Kingdom, the settlement of litigation related to the termination of the proposed merger with El Paso and the impact of the Texas Commission's order in CPL's current rate case. The proposed windfall profits tax and the charge for the settlement with El Paso are one-time events. However, the rate case at CPL will likely have an ongoing material adverse impact on CSW's consolidated results of operations compared to prior periods. The estimated after-tax impact of these items for 1997 compared to 1996's net income for common stock is shown in the following table.

                                                       Estimated
Factors Impacting 1997 Earnings                         Impact
----------------------------------------------------- -----------
                                                       (millions)

Proposed United Kingdom windfall profits tax             $180
Settlement of El Paso litigation                           23
CPL 1997 Rate Order (1996 effect)                          21
CPL 1997 Rate Order (1997 effect)                          33
                                                      -----------
Total estimated 1997 impact                              $257

1996 Net Income for Common Stock                         $429

Percentage of prior year                                  60%

         This table is intended to highlight several items that are expected to adversely impact CSW's 1997 results of operations. Although CSW is unable at this time to quantify all of the items with certainty, it is management's best estimate at this time. In addition, if PSO ultimately is unsuccessful in reaffirming adequate rates in its current rate proceeding, CSW could experience a material adverse effect on its consolidated results of operations related to this matter. However, management is unable to predict the outcome of PSO's rate proceeding and is uncertain what the impact will be in 1997, so no estimate is provided in this table. For additional information related to these items, see
NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS, NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES and NOTE 6. CPL RATE REVIEW - DOCKET NO. 14965.

         The foregoing discussion of Factors Impacting CSW's 1997 Annual Earnings constitutes forward looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD LOOKING INFORMATION.


LIQUIDITY AND CAPITAL RESOURCES

         Overview of CSW Operating, Investing and Financing Activities
         Net cash flows from operating activities increased $119 million during the first six months of 1997 compared to same period in 1996. The increase was attributable in part to the higher rates that CPL has collected since implementing the bonded rates in May 1996, improved fuel recovery positions and changes in other working capital accounts. These increases were offset in part by federal and state income tax payments for the gain of CSW's 1996 sale of Transok which totaled approximately $122 million (after being offset in part by the utilization of Alternative Minimum Tax credits that CSW had previously generated).

         Net cash outflows from investing activities decreased substantially during the first six months of 1997 compared to the same period in 1996. There were no acquisition expenditures during 1997 while SEEBOARD acquisition expenditures were made during 1996. In addition, during 1996, the National Grid shares were sold in conjunction with SEEBOARD acquisition activities and CSW also received cash proceeds of $690 million on the sale of Transok. CSW Energy obtained permanent external financing during March 1997 for the Orange Cogeneration project and subsequently reduced its equity investment in the project. For additional information related to this transaction, see Long-Term Financing. CSW Energy made its final purchase agreement payment on the Ft.
Lupton cogeneration project and also incurred approximately $83 million in construction expenditures on the Sweeny project which were not present in the comparable period in 1996. CSW International continued to provide the construction financing for its Altamira project. Construction on the project began in the third quarter of 1996.

         Net cash inflows from financing activities decreased substantially during the first six months of 1997 compared to same period in 1996. During 1996, CSW incurred substantial amounts of debt to finance the acquisition of SEEBOARD. In addition, during 1996, CSW sold approximately 15.5 million shares of common stock and received net proceeds of approximately $398 million in a primary public offering. The proceeds were subsequently used to repay a portion of the debt incurred in connection with the SEEBOARD acquisition. In addition, in April 1997, CSW made changes in its common stock plans and stopped issuing original shares through these plans. However, partially offsetting these activities, the business trusts of CPL, PSO and SWEPCO issued approximately $324 million of preferred securities during 1997. A portion of these proceeds was used to redeem preferred stock of these companies. See Capital Structure and Long-Term Financing for additional information related to these matters.

         Construction Expenditures
         CSW's construction expenditures, including AFUDC, totaled $246 million for the six months ended June 30, 1997. Such expenditures for the U.S. Electric Operating Companies totaled $76 million, $40 million, $50 million and $14 million, for CPL, PSO, SWEPCO and WTU, respectively. Construction expenditures at the U.S. Electric Operating Companies were primarily for improvements to existing production, transmission and distribution facilities. The improvements are required to meet the needs of new customers and to satisfy the changing requirements of existing customers. CSW anticipates that all funds required for construction for the remainder of the year will be provided from internal sources.

         Capital Structure
         The CSW System is committed to maintaining financial flexibility by having a strong capital structure and favorable securities ratings which help to assure future access to capital markets when required. At June 30, 1997, the capitalization ratios of each of the Registrants is presented in the following table.
                                         Trust
          Common        Preferred       Preferred         Long
       Stock Equity       Stock       Securities (1)    Term Debt      Total
       ------------     ---------     --------------    ---------      -----

CSW         45%             2%             4%              49%          100%
CPL         47%             5%             5%              43%          100%
PSO         50%             1%             7%              42%          100%
SWEPCO      51%             2%             8%              39%          100%
WTU         48%             1%            --%              51%          100%

(1) classified on the balance sheet as Subsidiary (CPL, PSO, SWEPCO) obligated, mandatorily redeemable, trust preferred securities

         CSW can issue common stock, either through open market purchases or original issue shares, through a long-term incentive plan, the PowerShare Dividend Reinvestment and Stock Purchase Plan and the ThriftPlus plan. Following the issuance of the CPL 1997 Rate Order and the decline in the market price of CSW's common stock, which management believes is attributable in part to the CPL 1997 Rate Order, management determined that it was appropriate for CSW to begin funding these plans through open market purchases, effective April 1, 1997.

         Long-Term Financing
         On April 24, 1997, PSO's business trust, PSO Capital I, sold to underwriters in a negotiated offering $75 million, 8.00% Series A, Trust Originated Preferred Securities due April 2037. The proceeds from the sale of these securities were used by PSO to repay short-term debt, to reimburse PSO's treasury for the cost of reacquiring approximately $14.5 million of 4.00% Series and 4.24% Series preferred stock, to provide working capital and for other general corporate purposes. Settlement of the transaction occurred on May 2, 1997. PSO Capital I will be treated as a subsidiary of PSO whose only assets are the approximately $77.3 million principal subordinated debentures issued by PSO. In addition to PSO's obligation under the subordinated debentures, PSO has also agreed to a security obligation which represents a full and unconditional guarantee of PSO Capital I's trust obligations.

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

         In March 1997, an affiliate of Orange Cogeneration Limited Partnership, an entity that is indirectly 50% owned by CSW Energy and accounted for by the equity method of accounting, issued $110 million, 8.175% Senior Secured Bonds, due 2022. The bonds are unconditionally guaranteed by Orange Cogeneration Limited Partnership. Concurrently, $53.2 million was distributed to CSW Energy representing its equity investment in the Orange Cogeneration project.

         Short-Term Financing
         The CSW System uses short-term debt to meet fluctuations in working capital requirements and other interim capital needs. CSW has established a system money pool to coordinate short-term borrowings for certain of its subsidiaries, primarily the U.S. Electric Operating Companies. In addition, CSW also incurs borrowings for other subsidiaries that are not included in the money pool. As of June 30, 1997, CSW had revolving credit facilities totaling $1.2 billion to back up its commercial paper program.


RATES AND REGULATORY MATTERS

         CPL Regulatory Matters
         Reference is made to NOTE 6.  CPL RATE REVIEW - DOCKET NO. 14965.

         PSO Regulatory Matters
         Reference is made to NOTE 2.  LITIGATION AND REGULATORY PROCEEDINGS.

         Other
         Reference is made to NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for information regarding fuel proceedings at CPL, SWEPCO and WTU.


STRATEGIC INITIATIVES

         A vital part of CSW's future business strategy involves initiatives that are outside of the traditional United States electric utility industry. This is due in large measure to the well-documented fundamental changes currently impacting the electric utility industry. CSW has undertaken several such initiatives in the past, and will continue to pursue them in the future provided they are consistent with the overall vision for the company which is articulated as "CSW is an innovative leader in the global energy and related services markets." During the first half of 1997, several new initiatives were undertaken in support of this vision. These initiatives include activities in both CSW's Energy Trading and Energy Services lines of business.

         In June 1997, the FERC approved the request of CSW PMI to sell power and energy at market-based rates, rather than prices based on cost-of-service, in the wholesale electricity market. Although CSW PMI is subject to the jurisdiction of the FERC, it will not be subject to rate jurisdiction of any state utility commissions.

         During the second quarter of 1997, CSW made an equity investment in a firm that provides technical consulting services to both the nuclear industry and to governmental agencies associated with the energy industry. In addition, CSW is in the process of forming a group that will spearhead CSW's competitive efforts in the retail electricity markets of states outside of CSW's historical service territories. This initiative will not only attempt to secure electricity supply business in the few markets which soon will have retail competition, but will also permit CSW to extend its business reach and name recognition beyond CSW's traditional customer base.


RECENT DEVELOPMENTS

         FERC Order No. 888/Texas Commission ERCOT Transmission Rules
         As previously reported, the FERC issued Order No. 888, which is the final comparable open access transmission service rule, in 1996. The provisions of FERC Order No. 888 provide for comparable transmission service between utilities and their transmission customers by requiring utilities to take transmission service under their open access tariffs for all of their new wholesale sales and purchases and by requiring utilities to rely on the same information that their transmission customers rely on to make wholesale purchases and sales.

         In addition, the Texas Commission adopted a rule governing transmission access and pricing for ERCOT in 1996. The pricing method adopted by the Texas Commission is a hybrid combination of an ERCOT-wide postage stamp rate covering 70% of total ERCOT transmission costs and a distance-sensitive component which recovers the remaining 30% of ERCOT's transmission costs. CPL and WTU began recording transmission revenues and expenses in accordance with the Texas Commission's rule on January 1, 1997.

         FERC Order No. 888 requires holding companies to offer single system transmission rates. However, because the transmission rates of PSO and SWEPCO are under the exclusive jurisdiction of the FERC while the transmission rates of CPL and WTU are under the exclusive jurisdiction of the Texas Commission and the two commissions have different approaches to defining and implementing comparable open access transmission service, Order No. 888 granted the U.S. Electric Operating Companies an exemption permitting them an opportunity to propose a solution that provides comparability to all wholesale users. On November 1, 1996, the U.S. Electric Operating Companies filed a system-wide tariff to comply with Order No. 888 and, on December 31, 1996, the FERC accepted for filing the system-wide tariff which become effective on January 1, 1997, subject to refund and to the issuance of further orders. CSW and the U.S. Electric Operating Companies believe that their system-wide tariff complies with the requirements of both the FERC and the Texas Commission although the tariff does not offer a single system rate.

         Industry Restructuring Initiatives
         As previously reported, several initiatives regarding restructuring the electric utility industry have recently been undertaken in the four states in which the U.S. Electric Operating Companies operate. Such actions have taken various forms, including proposed legislation. Legislation was enacted in Oklahoma that provides for retail competition by July 2002. However, legislative activities in Texas, Louisiana and Arkansas stopped short of any such definitive action.

         In April 1997, the Oklahoma Legislature enacted legislation dealing with industry restructuring in Oklahoma, which provides for retail competition by July 1, 2002. The legislation directs the Oklahoma Commission to study all relevant issues relating to restructuring and develop a framework for a restructured industry. The legislation divides the study of restructuring issues by the Oklahoma Commission into four parts: (i) independent system operator issues; (ii) technical issues; (iii) financial issues; and (iv) consumer issues. At the end of each of these studies, the Oklahoma Commission must provide reports along with legislative recommendations. The legislation directs the Oklahoma Tax Commission to study the impact of electric utility restructuring on state tax revenues and the existing tax structure, consider the establishment of a uniform consumption tax, and report to the Oklahoma Legislature by December 31, 1998. The legislation prohibits the establishment of retail competition until a uniform tax policy is established. The legislation also creates a Joint Electric Utility Task Force, a 14-member panel composed of an equal number of representatives from the Oklahoma House of Representatives and the Oklahoma Senate. The duties of this task force include the oversight and direction of the studies by the Oklahoma Commission and the Oklahoma Tax Commission. Management is unable to predict the outcome of these studies or their ultimate impact on the results of operations and financial condition of CSW or PSO.

         In March 1997, the Arkansas Legislature passed a resolution directing interim legislative committees to study competition in the electric power industry in Arkansas. The study will begin on December 1, 1997, or when the Arkansas Commission issues a final order in a currently pending rate proceeding filed by Entergy Arkansas, Inc., whichever occurs first. Although several bills addressing industry restructuring and retail competition were introduced in the recent sessions of the Texas and Louisiana legislatures, no such legislation was adopted. The Louisiana Senate did adopt a resolution creating a special committee to assess the impact of retail competition on the state of Louisiana. The committee will begin meeting in the fall of 1997 and is scheduled to issue a report before the next regular session of the Louisiana Legislature. Management cannot predict the outcome of either of the studies in Arkansas and Louisiana or their ultimate impact on the results of operations and financial condition of CSW or SWEPCO.


MERGER AND ACQUISITION ACTIVITIES

         SWEPCO Cajun Asset Purchase Proposal
         As previously reported, Cajun filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on December 21, 1994 and is currently operating under the supervision of the United States Bankruptcy Court for the Middle District of Louisiana. In October 1996, SWEPCO, together with Entergy Gulf States and the Committee of Certain Members, which currently consists of seven of the twelve distribution cooperatives served by Cajun, filed the SWEPCO Plan in the bankruptcy court. In April 1997, the Committee of Certain Members as well as another cooperative signed term sheets that support the SWEPCO Plan. In signing the term sheets, the Committee of Certain Members agreed to support the SWEPCO Plan throughout the confirmation process, and if the SWEPCO Plan is confirmed, to sign power supply agreements that meet the conditions of the term sheets.

         Under the SWEPCO Plan, which amended other plans filed earlier in 1996, a SWEPCO subsidiary or affiliate would acquire all of the non-nuclear assets of Cajun for approximately $780 million in cash and up to an additional $20 million to pay certain other bankruptcy claims and expenses. SWEPCO would acquire claims of unsecured creditors of up to $7 million. In addition, the SWEPCO Plan provides for the Cajun member cooperatives to enter into new 25-year power supply agreements which will provide the Cajun member cooperatives with two wholesale rate options while permitting the Cajun member cooperatives the flexibility to acquire power on the open market when their requirements exceed mutually agreed upon levels of generating capacity. The cooperatives could also elect, once every five years, to move from one rate option to the other. The

SWEPCO Plan would settle power supply contract claims and related litigation in the bankruptcy case. The term sheets signed by the eight cooperatives contain the major provisions of the SWEPCO Plan.

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

         Confirmation hearings in Cajun's bankruptcy case are now scheduled through the month of October 1997. Consummation of the SWEPCO Plan is conditioned upon confirmation by the bankruptcy court, the receipt by SWEPCO and CSW of all requisite state and federal regulatory approvals and receipt of their corresponding board approvals. If the SWEPCO Plan is confirmed, CSW and SWEPCO expect initially to finance the $807 million required to consummate the acquisition of Cajun's non-nuclear assets through a combination of external borrowings and internally generated funds.

         The foregoing discussion of SWEPCO Cajun Asset Purchase Proposal constitutes forward looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD LOOKING INFORMATION.

         Termination of El Paso Merger
         Reference is made to NOTE 2.  LITIGATION AND REGULATORY PROCEEDINGS.


DERIVATIVE INSTRUMENTS

         The U.S. Electric Operating Companies experience commodity price exposures related to the purchase of both fuel supplies for the generation of electricity and for the purchase of power and energy from other generation sources. Contracts that provide for the future delivery of these commodities can be considered forward contracts which contain pricing and/or volume terms which are designed to stabilize the cost of the commodity. Consequently, the U.S. Electric Operating Companies hedge their price exposure by balancing their commodity purchases through a combination of long-term and short-term (spot-market) agreements.

         Since the purchase of SEEBOARD in 1995, CSW has been exposed to currency and interest rate risks which reflect the changing exchange rate that exists between the U.S. dollar and the British pound. For accrual accounting purposes, transactions are recorded at differing times than when the actual transfer of dollars or pounds occurs. To enable CSW to protect itself from an adverse change in the exchange rates between the currencies during this time span, various risk management tools may be utilized.

PART II - OTHER INFORMATION

         For background and earlier developments relating to PART II information, reference is made to the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1996 and Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.


ITEM 1.  LEGAL PROCEEDINGS.

         CPL Municipal Franchise Fee Litigation
         In May 1996, the city of San Juan, Texas filed a class action in Hidalgo County, Texas District Court on behalf of all cities served by CPL based upon CPL's alleged underpayment of municipal franchise fees. The city of San Juan asserts various contract and tort claims against CPL as well as certain audit rights. The suit seeks unspecified damages and attorneys' fees. CPL filed a counterclaim for any overpayment of franchise fees it may have made as well as its attorneys' fees. CPL also filed a motion to transfer venue to Nueces County, Texas, and a plea to the jurisdiction and pleas in abatement asserting that the Texas Commission has primary jurisdiction over the claims filed by the city of San Juan. In January, 1997, CPL filed an original petition at the Texas Commission requesting the Texas Commission to declare its jurisdiction over CPL's collection and payment of municipal franchise fees.

         In April 1997, the Texas Commission issued a declaratory order in which it declined to assert jurisdiction over the claims of the city of San Juan. CPL appealed the Texas Commission's decision to the Travis County, Texas District Court. After the Texas Commission's order, the Hidalgo County court overruled CPL's plea to the jurisdiction and plea in abatement. In July 1997, the Hidalgo County court entered an order certifying the case as a class action. CPL appealed this order to the Corpus Christi Court of Appeals. In May 1996 and December 1996, respectively, the cities of Pharr, Texas and San Benito, Texas filed individual suits making claims identical to those claimed by the city of San Juan.

         Although CPL believes that it has substantial defenses to the cities' claims and intends to defend itself against the cities' claims and pursue its counterclaims vigorously, CPL cannot predict the outcome of these lawsuits.

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

         In June 1996, CPL filed a notice of appeal of the New York court's order in the United States Court of Appeals for the Second Circuit. Subsequently, CPL and NEIL agreed to dismiss all litigation between them concerning CPL's claim for NEIL coverage. CPL and NEIL also agreed to submit their disputes over coverage to a non-binding, neutral evaluation process, although both CPL and NEIL reserved the right to take their dispute to binding arbitration. CPL and NEIL also agreed that CPL's NEIL I policy would be reinstated. Evidentiary hearings were held by the neutral evaluator in February 1997. A final oral argument was held before the neutral evaluator on April 4, 1997. On April 22, 1997, the neutral evaluator made the recommendation that CPL's claim was not covered by its NEIL I policy. CPL will abide by the neutral evaluator's recommendation.

         Other Legal Claims and Proceedings
         The CSW System is party to various other legal claims and proceedings arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the Registrants' results of operations or financial condition. See PART I - NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS, PART 1 - NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES and PART I - NOTE 6. CPL RATE REVIEW DOCKET NO. 14965.

ITEM 5.  OTHER INFORMATION

         PSO Union Negotiations
         As previously reported, PSO and its Local Union 1002 of the International Brotherhood of Electrical Workers have been engaged in contract renewal negotiations. The underlying agreement expired in September 1996 and, to date, the parties have been unable to reach an agreement. In December 1996, PSO implemented portions of its final proposal after declaring an impasse. The principal issue of disagreement involves PSO's need for flexibility in a deregulated environment.

         In April 1997, Oklahoma's governor signed into law an electric industry restructuring bill. The new law mandates the implementation of retail competition to begin on July 1, 2002. PSO believed that the new law also broke the impasse in the contract negotiations and has resumed negotiations with the union. At this time, PSO cannot predict the outcome of this matter. However, PSO is confident that, even in the event of a strike, its operations would continue without a significant disruption.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS:

     (12)  Computation  of Ratio of  Earnings  to Fixed  Charges
           CPL - (Exhibit 12.1), filed herewith.
           PSO - (Exhibit 12.2), filed herewith.
           SWEPCO - (Exhibit 12.3), filed herewith.
           WTU - (Exhibit 12.4), filed herewith.


     (27)  Financial Data Schedules
           CSW - (Exhibit 27.1), filed herewith.
           CPL - (Exhibit 27.2), filed herewith.
           PSO - (Exhibit 27.3), filed herewith.
           SWEPCO - (Exhibit 27.4), filed herewith.
           WTU - (Exhibit 27.5), filed herewith.

(b)  REPORTS FILED ON FORM 8-K:

           CSW
           Item 5. Other Events, dated April 11, 1997, reporting bankruptcy judge's interim order in the El Paso terminated merger litigation.
           Item 5. Other Events and Item 7. Financial Statements and Exhibits, dated April 17, 1997, announcing first quarter earnings and dividend declaration.
           Item 5. Other Events, dated July 2, 1997, reporting information related to the United Kingdom Windfall Profits Tax.
           Item 5. Other Events, dated July 16, 1997, reporting the settlement of litigation related to the termination of the proposed El Paso merger.

           CSW and CPL
           Item 5. Other Events, dated March 31, 1997 and filed April 2, 1997, updating CPL Rate Review Docket No. 14965.
           Item 5. Other Events, dated March 31, 1997 and filed April 3, 1997, updating CPL Rate Review Docket No. 14965.
           Item 5. Other Events and Item 7. Financial Statements and Exhibits, dated March 31, 1997 and filed April 10, 1997, reporting (i) the CPL 1997 Rate Order; (ii) Other Matters including legislative action in Texas, CSW's dividend policy, and certain regulation-related accounting issues; (iii) a change in the funding of CSW stock plans; and (iv) the results of a special meeting of CPL's shareholders.
           Item 5. Other Events, dated April 7, 1997, providing certain information in anticipation of a preferred securities offering by CPL Capital I.

           CSW and PSO
           Item 5. Other Events, dated July 17, 1997, reporting the OCC Staff's recommendation to the OCC with regard to PSO's current regulatory matters.

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


                       CENTRAL AND SOUTH WEST CORPORATION


Date:  August 13, 1997                   /s/ Lawrence B. Connors
                                         --------------------------
                                         Lawrence B. Connors
                                         Controller and Chief Accounting Officer
                                         (Principal Accounting Officer)



                         CENTRAL POWER AND LIGHT COMPANY
                       PUBLIC SERVICE COMPANY OF OKLAHOMA
                       SOUTHWESTERN ELECTRIC POWER COMPANY
                          WEST TEXAS UTILITIES COMPANY


Date:  August 13, 1997                   /s/ R. Russell Davis
                                         -----------------------
                                         R. Russell Davis
                                         Controller and Chief Accounting Officer
                                         (Principal Accounting Officer)